Form 10-K
period 2010-12-31
Freeze Tag, Inc.
filed 2011-03-31
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number 000-54267

FREEZE TAG, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4532392 (I.R.S. Employer Identification No.)

228 W. Main Street, 2nd Floor Tustin, California (Address of principal executive offices)	92780 (Zip Code)

Registrant’s telephone number, including area code    (714) 210-3850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $1,333,832 as based on the last sales of our common stock to a third party.  The voting stock held by non-affiliates on that date consisted of 13,338,320 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 23, 2011, there were 39,038,720 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Freeze Tag, Inc.

TABLE OF CONTENTS

PART I

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchan ge Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated as Freeze Tag, Inc. in February 2006 in the State of Delaware.  In March 2006, Freeze Tag, LLC, our predecessor which was formed in October 2005, was merged with and into Freeze Tag, Inc.

Business Overview

We are in the business of acquiring or developing and publishing casual games.  We obtain games through three main sources: licenses, creation of original games, and the use of third-party developers.  Most of the games with which we are involved are published in one or more of three platforms, or methods of distribution.  These platforms are PC/Mac downloads, mobile, and other emerging platforms like social gaming sites.

Developing Casual Games

We acquire and develop games through licensing arrangements, the creation of our own original games, and through the use of third-party game developers.

Licensed Games

We may develop a game around a well known brand pursuant a license agreement from the owner of that brand.  For example, we have a license agreement with the Ohio Art Company that allowed us to develop and distribute a game around their Etch A Sketch® brand.  In exchange for the license, we pay a royalty to the Ohio Art Company based on our revenues from that product.

Our cost to develop a “licensed game” is the same as our cost to develop Freeze Tag original game plus royalty payments to the licensor, some of which may be paid in the form of non-refundable up-front royalty advances.  The costs involved in developing original content games can range from $25,000 to $150,000 depending on the platform (iPhone vs. PC) and complexity of the game (simple puzzle vs. complex adventure genre). The average cost to develop an iPhone game is $75,000. The average cost to develop a PC/Mac game is $125,000.  For a “licensed game” in addition to these development costs we usually have a royalty payment owed to the licensor of the intellectual property, which is usually 10% to 20% of the revenue collected from the game.  At times we pay a portion of this royalty in the form of an up-front, non-refundable royalty advance, which typically is in the range of $5,000 to $20,000, but varies by game and is negotiated on a case-by-case basis with the owner of the intellectual property.

Our gross profit margins may be lower on a licensed game compared to an original game because of the royalty payment we pay to the licensor, which is usually 10% to 20% of the revenue from such game, but the sales can be much higher because of the recognition of the licensed title or brand by the casual game consumer.  Brand names that are familiar to a casual game consumer create a sense of trust and familiarity that often increases sales.

In the past, our licensed games included Etch a Sketch®, Concentration, Nertz, Can You See What I See?, and Can You See What I See? Dream Machine. Going forward (2011), we have current licensing agreements with Ohio Art Company (Etch A Sketch) and CMG Worldwide (Amelia Earhart).

Freeze Tag Original Content

We have created, and will continue to create, original games to put in our portfolio.  We usually hire one or more contract engineers on a “work-for-hire” basis to create the game for us, and we pay that engineer or engineers a fixed fee for their work, known as a development fee.  This development fee can range from $15,000 to as much as $75,000, depending on the amount and complexity of the work involved.  When we distribute the game, all of the revenues are ours to keep, unless we have negotiated a revenue share (or royalty) with the contract engineer(s). The costs involved in developing Freeze Tag original content games can range from $25,000 to $150,000, depending on the development platform (iPhone vs. PC) and complexity of the game (simple vs. complex).  The average cost to develop an iPhone game is $75,000. The average cost to develop a PC/Mac game is $125,000. Generally, iPhone games are less expensive to develop than PC/Mac games because less programming and artwork are required.

Our gross profit margins are usually highest when we distribute our own original content, but we also assume all of the risk because we have paid to develop the game in advance, without knowing whether it will be a success or not.  In addition, because there is no existing brand associated with an original game, we have to create the market for the game ourselves.

Our original content games are Victorian Mysteries ™: The Moonstone, Victorian Mysteries: Woman in White, Unsolved Mystery Club™: Amelia Earhart, The Conjurer (rights sold to Real Networks, and Real Detectives (rights sold to Real Networks). We are currently working on the next games in the Victorian Mysteries and Unsolved Mystery Club series. In 2011, we will be launching additional games we hope will become franchises or series in the future.

Publishing Third-Party Developer Titles

We often have a variety of independent developers working with us to build licensed and original titles for us.  During the course of our working relationship, these developers sometimes bring a concept or a partially finished game to us for consideration.  If we believe the title has merit and the potential to generate significant revenues, then we will contract with the developer to finish the game to our specifications.  We will guide them through the development process and, most often, we will own certain intellectual property rights to the finished game.  If we don’t own the game code, then we will at least own significant components of the intellectual property such as the name or character likeness.

Third party developers are attracted to working with us because we provide them creative guidance to ensure their game is market-ready, development funds to help them finish their game, and marketing expertise and distribution relationships to get their game to market and create an ongoing revenue stream.  These developers often underestimate how much time and money is required in order to complete development of a game.  They approach us to help them fund the completion of their game (usually an amount far less than the cost for Freeze Tag to develop an original title), in exchange for a percentage of the revenue generated by the game over a period of time and the transfer of certain intellectual property rights to us.

The risks are lower with third party games because the amount of upfront money required tends to be less than if we were developing the entire game.  On occasion, there are games that are 90% finished when they come to us and they only require a small amount of development money to complete.  In these circumstances, we can purchase rights in or ownership of a game or portion of the intellectual property (such as the name of the game) in exchange for very little out-of-pocket costs.  However, the gross margin is lower than the margin generated by original titles because the developer not only shares in the risk (by having incurred a greater portion of the development costs themselves), but also generally receives a royalty on the back end, usually 20% to 50% of net sales.

Compared to the costs incurred by in-house development projects, our development costs involved in creating games by third party developers are generally low due to the fact that typically when developers bring products to us for publishing consideration, they have already completed or partially completed developing the game. Therefore, we only incur partial development costs in order to acquire distribution rights to publish the third party title. These costs are usually associated with “finishing” final stages of development, which range anywhere from $5,000 to $25,000 per title.

Our third-party developer titles are Xango Tango (we own the Intellectual Property (IP)), Paper Chase (we own the IP), and Letter Lab (we own the IP).  Our 3rd Party Published Titles (games that we have published in the past on behalf of other developers) include, Secrets of Great Art, Chameleon Gems, Pets Fun House, Secrets of Margrave Manor, Mevo and the Grooveriders, Mystery Stories, Berlin Nights, Emoticons, and Fishing Craze.

Distributing Casual Games

Once a game is developed, we distribute it through one of three methods.  The majority of our games are downloaded onto a PC or Mac computer over the Internet.  A smaller but growing percentage of our games are distributed over the iPhone.  We do not yet distribute our games through a social networking platform, such as Facebook, however we are currently developing a game for that type of distribution.

Try-before-you-buy

All of our games are available for a limited period of time for free.  This is the standard format in the industry, and applies to all three of our methods of distribution.  Once required to purchase a game, the purchase price ranges from $2.99 to $19.99.  On (industry) average, 1% of the users purchase a game after they try it.  Our games are purchased by an average of 4% to 5% of the users who try it.

PC/Mac Downloadable Distribution

All of our games are available for PC or Mac download.

Most of the time, our customers find our games through a game website, such as www.bigfishgames.com or some other retail site such as www.amazon.com.  Our distribution partners include, but are not limited, the following:  Yahoo!, MSN Games, Amazon.com, Big Fish Games, SteamExent/Verizon, Apple, Game House, Shockwave, and Oberon.

Mobile Distribution – High Growth Opportunities.

At the current time, Apple is leading the way in mobile gaming devices with its iPhone (smartphone) and iPad (tablet) products.  However, smartphones and tablets based on Google’s Android operating system are prolifterating rapidly. Our Etch A Sketch® application was one of the first 500 applications introduced at the same time as the iPhone (2008), so we have been working with Apple since the launch of the iPhone.  In 2011, we are in the process of developing several new applications for mobile devices like iPhone, iPad, and Android devices, including the new “tablet” devices.

The most promising area of growth (for gaming companies) in mobile distribution is the new wave of “tablet” devices that appear to be very popular with consumers. The first tablet, Apple’s iPad, has been wildly successful, selling millions of units. Following Apple, many manufacturers, including Motorola (Xoom), Samsung (Galaxy), and RIM (Playbook) have launched tablet devices. With larger screen sizes, crisp colorful graphics capabilities and speedy processors, these tablets offer tremendous opportunities for games and other entertainment applications (such as electronic books and videos) that consumers enjoy.

In addition to the rapid growth that we believe will continue in the smartphone arena (iOS and Android), we believe that the growth in tablet devices will fuel a whole new wave of increased revenue opportunities in the casual gaming market.  We intend to create games that will work on these new smartphone and tablet platforms now and in the future.

Other Emerging Methods of Distribution

We do not currently have a game that is distributed on a social networking site, such as Facebook or MySpace.  However, we are currently working on game designs, and have enabled our Etch A Sketch® iPhone App to be Facebook connected, as well as our Victorian Mysteries™: Moonstone iPhone App.  We are very encouraged by this market because of its potential size; for example, Farmville, a game about running a virtual farm, has amassed  millions active players since it was introduced in June 2009.  We are also in the process of integrating social networking marketing techniques into our iPhone/iPad games in which players will be able to link to a page on a social networking site, such as Facebook or MySpace, by clicking on a button within the game. This type of integration is sometimes referred to as “connect” as in “Facebook Connect.” We are still evaluating the prospect of developing games that will be launched and distributed entirely through social networking sites by creating game design concepts and exploring ideas.  We do not have a launch date in mind for any of these products which are in “pre-production” phase at this point in time.

Business Strategy

Our strategy is to first develop and publish original casual game content on the high growth platforms and devices such as PC/Mac digital downloads and flash HD, smartphone (iPhone and Android), mobile internet devices (such as tablets) and social networking sites.  According to a recent NPD report, in 2009, for the first times games sold via digital channels were close to equal the number of units sold through traditional retail outlets.  Based on this trend, digital distribution appears to be the wave of the future for the games market.  We have been riding that wave since our inception.  New, powerful mobile internet devices such as smartphones (Apple iPhone and Android phones) and tablets (iPad) are new platforms that emerged as high growth, legitimate digital distribution channels for games and entertainment.  As consumers continue to take up these mobile internet devices and consider them essential tools, the corresponding markets for digital entertainment created specifically for them are positioned to experience rapid adoption and growth.

In addition to attacking the high growth devices and digital distribution channels, we are creating original intellectual property.  Wherever possible, we own registered trademark protection for properties we develop.  As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties.  We are investing in trademark protection to create game brands and protect them.  For example, we have received preliminary approval from the United States Patent and Trademark office to register “Victorian Mysteries,” “Unsolved Mystery,” “Unsolved Mystery Club” and “Ancient Astronauts” for all electronic gaming platforms.  These marks will enable us to defend against copycats who may try to incorporate these keywords  into their game titles.  We are continuously creating, researching and investigating new intellectual property (names and marks) that will not only provide us with unique and valuable marketing assets but also help us defend against unauthorized use or infringement.

Our Production Process – How Do We Make a Game?

We have learned that establishing and following a rigid process is essential to producing commercially successful products, regardless of the platform.  The process all begins with the creative development process.  The chart below describes the approach we use to filter ideas and make final decisions on which games we will actually produce.  After choosing the game that we will focus on, we write a detailed design document.  A thorough design document insures that all of those involved in the creation of the game have a common reference source throughout the production process.  Also critical to producing high quality games, a test plan accompanies every design document.  Not only do we test for bugs, but also we test the game for usability.  Since most casual gamers do not want to read instructions, it is critical that the finished game be easy to play by just pointing and clicking at objects on the screen.  This is the way most casual gamers discover games.

As a publisher and developer of games, we have developed expertise in three core aspects of game production.  These core competencies help to give us a competitive advantage in the industry.  They are listed below, with the resulting benefit also identified.

1.	Create High Quality Products (including art and sound assets). Benefit: Provides high value to distribution partners and consumers, resulting in increased downloads and purchases.

2.	Maintain Flexible Engineering Tools and Processes. Benefit: Decreases time-to-market delivery of products.

3.
Minimize Risk by doing the following:  1) selecting proven genres, 2) keeping development costs low, and 3) modifying designs “on the fly” based on consumer feedback.  Benefit:  Increases the number of games released per year and decreases reliance on any one title’s success, ultimately improving return on investment for each game.

How Long Does it Take to Develop a Casual Game?

We use a team of development professionals located all over the world, including South America and Europe.  We use a development methodology referred to as agile development, which focuses on short development and feedback cycles, leading to shortened development times.  Because of this, our costs are reduced, and the availability of an almost unlimited number of engineers and programmers makes our development time approximately 5 months.  This is a big competitive advantage.

The Casual Games Market

The Casual Games Association

The Casual Games Association is the international trade association for casual games professionals.  The association has more than 4,000 paid members, including gaming executives, publishers, and developers.  The association hosts conferences and publishes research reports on the industry.  Craig Holland, our CEO, is currently serving as a Founding Advisor to the CGA.  This has been extremely beneficial to the company.  Mr. Holland’s close ties to the association provides access to information and partnerships, and opportunities that might not otherwise be available.  Their website is (http://casualgamesassociation.org/).

The following statistics are published by the Casual Games Association:

•	the global market for casual games was $2.25 billion in 2007, and is expected to grow 20% per year in established markets;

•	an estimated 200 million people are playing casual games over the Internet each month in 2007;

•	in 2007, 49% of casual game players were men, and 51% were women. However, in that year, women accounted for 74% of paying casual game players.

•	in 2007, casual game players who paid for a subscription averaged 7 to 15 hours of playing per week. The heaviest times were right after dinner from 7pm – 9pm, and during lunch hours from 11am – 2pm.

•	in 2007, the average play time was short, from five minutes to 20 minutes – though it was common for people to play one game after another for many hours.

The Competition

Publishers

Casual game industry publishers typically provide funding, development guidance and distribution for casual games for online, retail and mobile platforms.  Some of the largest casual game publishers are:

Rovio (creators of Angry Birds) Esbo, Finland
PopCap Games (creators of Bejeweled) Seattle, Washington
Big Fish Games (creators of Mystery Case Files) Seattle, Washington
Zynga (creators of Farmville), San Francisco, California
Playdom, Mountain View, CA (acquired by Disney)
GameHouse Partners (division of RealNetworks) Seattle, Washington
iWin San Francisco, California
Chillingo, United Kingdom (acquired by Electronic Arts)
Iplay (Oberon Media) Seattle, Washington & NYC
PlayFirst San Francisco, California
Sandlot Games Bothell, Washington

Distributors

Casual game industry online, retail and mobile distributors typically provide aggregation services for retail distributors.  Some online distributors provide tools and services for online retailers to assist them in interfacing with consumers.  According to the CGA's 2007 Market Report, some of the largest casual game distributors and retailers of casual games are:

Online Retailers (Portals)
Big Fish Games Seattle, Washington
RealGames Seattle, Washington
Oberon Media Seattle, Washington & NYC
Amazon.com Seattle, Washington
WildTangent Redmond, Washington
Exent (Verizon Games on Demand) Tel Aviv, Israel
Shockwave San Francisco, California
Yahoo! Games Santa Monica, California

Mobile Distribution
Apple Computer (iTunes), Cupertino, California
Google (Android Market Place), Mountain View, California

Brick and Mortar Distributors
Activision Santa Monica, California
Encore USA Los Angeles, California
Focus Multimedia England, UK

Brick and Mortar Retailers
Gamestop Grapevine, Texas
Wal-Mart Bentonville, Arkansas
Best Buy Minneapolis, Minnesota
Target Minneapolis, Minnesota

Our Intellectual Property

Our intellectual property is an essential element of our business.  We use a combination of trademark, patent, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property.  We have also registered a number of domain names, which we believe will be important to the branding and success of our games.  Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works.  Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license.  Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We intend to register ownership of software copyrights in the United States as well as seek registration of various trademarks associated with the Company’s name and casual games that we will develop.

In addition, many of our applications are based on or incorporate intellectual properties that we license from third parties.  We have both exclusive and non-exclusive licenses to use these properties for terms of up to three years.  Our licensed brands include, among others, Etch A Sketch®, Amelia Earhart, and Nertz.  Our licensors include a number of well-established video game publishers and major media companies, including The Ohio Art Company and Nertz Company.

In addition to attacking the high growth devices and digital distribution channels, we are creating original intellectual property.  Wherever possible, we own registered trademark protection for properties we develop.  As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties.  We are investing in trademark protection to create game brands and protect them.  For example, we have received preliminary approval from the United States Patent and Trademark office to register Unsolved Mystery, Unsolved Mystery Club and Ancient Astronauts for all gaming platforms.  These marks will enable us to defend against copycats who may try to incorporate these terms into their game titles.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property.  While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute.  If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party.

Our Employees

We have 10 employees and/or contractors working in our office, 2 of which are our officers, 2 of which are engaged in production, publishing and development, and 1 of which is engaged in administrative functions.  We have a team of over 40 engineers, artists, and developers available to us on an independent contract basis around the world.

Description of Property

Our executive offices are located in Tustin, California, at 228 W. Main Street, 2nd Floor, Tustin, CA 92780.  Our office space is approximately 2,000 square feet and the lease is month-to-month at a rate of $2,000 per month.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934.  Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Our Internet website address is http://www.freezetag.com.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings.  We face risks in developing our games and products and eventually bringing them to market.  The following risks are material risks that we face.  If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed. Our primary risk factors and other considerations include:

Risk Factors Related to the Business of the Company

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development.  We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future.  We were incorporated in Delaware in February 2006.  In March 2006 we merged with Freeze Tag, LLC, our predecessor, which was formed in October 2005.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date we have relied on cash flow from operations, funding from our founders, and debt financing to fund operations.  We have extremely limited cash liquidity and capital resources.  Our cash on hand as of December 31, 2010, was $136,208 (of which $28,839 was restricted and held in escrow for use for specific purposes related to us being a public company), and our monthly cash flow burn rate is approximately $55,000.  For the year ended December 31, 2010, our revenue was $643,518.

Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and competing market developments.  Based on our current financial situation we may have difficulty continuing our operations at their current level, or at all, if we do not receive additional financing in the near future.  Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings or other financings.  Any equity financings would result in dilution to our then-existing stockholders.  Sources of debt financing may result in higher interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we may be required to reduce or curtail operations.  We anticipate that our existing capital resources will not be adequate to satisfy our operating expenses and capital requirements for any length of time.  However, this estimate of expenses and capital requirements may prove to be inaccurate.

Our independent registered public accounting firm has expressed doubts about our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2010 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for casual games is highly competitive and is becoming more so, which could hinder our ability to successfully market our products.  We may not have the resources, expertise or other competitive factors to compete successfully in the future.  We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do.  As a result, these competitors may be able to:

•	develop and expand their product offerings more rapidly;
•	adapt to new or emerging changes in customer requirements more quickly;
•	take advantage of acquisition and other opportunities more readily; and
•	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

If we are unable to maintain brand image or product quality, our business may suffer.

Our success depends on our ability to maintain and build brand image for our existing products, new products and brand extensions.  We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preferences.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, including primarily Craig Holland and Mick Donahoo, technical experts, and sales and marketing personnel.  We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas.  Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The loss of key personnel could limit our ability to develop and market our products.

Because our officers and directors control a large percentage of our common stock, they have the ability to influence matters affecting our shareholders.

Our officers and directors beneficially own over 65% of our outstanding common stock.  As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares.  Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our business may be negatively impacted by a slowing economy or by unfavorable economic conditions or developments in the United States and/or in other countries in which we operate.

A general slowdown in the economy in the United States or unfavorable economic conditions or other developments may result in decreased consumer demand, business disruption, supply constraints, foreign currency devaluation, inflation or deflation.  A slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate could have an adverse impact on our business results or financial condition.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short period of time by aggressively marketing our casual games.  The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel and the training of new personnel.  We intend to hire additional personnel in order to manage our expected growth and expansion.  Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

Failure to renew our existing licenses or to obtain additional licenses could harm our business.

Some of our game products are or will be based on or incorporate intellectual properties that we license from third parties.  Our current licenses to use these properties do not extend beyond terms of two to three years.  We may be unable to renew these licenses on terms favorable to us, or at all, and we may be unable to secure alternatives in a timely manner.  We expect that licenses we obtain in the future may impose development, distribution and marketing obligations on us.  If we breach our obligations, our licensors may have the right to terminate the license or change an exclusive license to a non-exclusive license.

Competition for licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.  Failure to maintain our existing licenses or obtain additional licenses with significant commercial value could impair our ability to introduce new applications or continue our current game products and applications, which could materially harm our business.

If we fail to develop and introduce new casual games and other applications that achieve market acceptance, our sales could suffer.

Our business depends on providing casual games and applications that consumers want to buy.  We must invest significant resources in research and development to enhance our offering of casual games and other applications and introduce new games and other applications.  Our operating results would suffer if our games and other applications are not responsive to the preferences of our customers or are not effectively brought to market.

The planned timing or introduction of new casual games is subject to risks and uncertainties.  Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new casual games, which could result in a loss of, or delay in, revenues or damage to our reputation and brand.  If any of our applications is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand.  In addition, new applications may not achieve sufficient market acceptance to offset the costs of development.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and the availability of other entertainment activities.  A shift in Internet or mobile device usage or the entertainment preferences of our customers could cause a decline in our applications' popularity that could materially reduce our revenues and harm our business.

We intend to continuously develop and introduce new games and other applications for use on next-generation Internet and mobile devices.  We must make product development decisions and commit significant resources well in advance of the anticipated introduction of new mobile devices.  New mobile devices for which we will develop applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the manufacturer.  If the mobile devices for which we are developing games and other applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

If our independent, third-party developers cease development of new applications for us and we are unable to find comparable replacements, our competitive position may be adversely impacted.

We rely on independent third-party developers to develop some  of our game products which subjects us to the following risks:

•	key developers who work for us may choose to work for or be acquired by our competitors;
•	developers currently under contract may try to renegotiate our agreements with them on terms less favorable to us; and
•	our developers may be unable or unwilling to allocate sufficient resources to complete our applications on a timely or satisfactory basis or at all.

If our developers terminate their relationships with us or negotiate agreements with terms less favorable to us, we may have to increase our internal development staff, which would be a time consuming and potentially costly process.  If we are unable to increase our internal development staff in a cost-effective manner or if our current internal development staff fails to create successful applications, our earnings could be materially diminished.

In addition, although we require our third-party developers to sign agreements acknowledging that all inventions, trade secrets, works of authorship, development and other processes generated by them are our property and to assign to us any ownership they may have in those works, it may still be possible for third parties to obtain and use our intellectual properties without our consent.

If we are unable to reach agreements with third parties to distribute their casual games through our Internet portal, or if other distributors attract more significant Internet traffic and gaming, we may be unable to sell, or have only limited sales, of third party games through our portal and our business may suffer.

Our games portal competes with other online distributors of downloadable PC games focused on the non-core, or casual, segment of the games market.  Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo! Games, MSN Gamezone, Pogo.com and Shockwave.  We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our games distribution business or that we will be able to remain competitive in the downloadable games category in the future.

Our industry is experiencing consolidation that may cause us to lose key relationships and intensify competition.

The Internet and media distribution industries are undergoing substantial change, which has resulted in increasing consolidation and formation of strategic relationships.  We expect this consolidation and strategic partnering to continue.  Acquisitions or other consolidating transactions could harm us in a number of ways, including:

•
we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

•	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and
•	our current competitors could become stronger, or new competitors could form, from consolidations.

Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share.  Consolidation could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

We rely on the continued reliable operation of third parties’ systems and networks and, if these systems and networks fail to operate or operate poorly, our business and operating results will be harmed.

Our operations are in part dependent upon the continued reliable operation of the information systems and networks of third parties.  If these third parties do not provide reliable operation, our ability to service our customers will be impaired and our business, reputation and operating results could be harmed.

The Internet and our network are subject to security risks that could harm our business and reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks.  Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability.  We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks.  Any successful attack or breach of our security could hurt consumer demand for our products and services, expose us to consumer class action lawsuits and harm our business.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property and technology, including both internally developed technology and technology licensed from third parties.  To the extent we are able to do so, in order to protect our proprietary rights, we will rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions and licensing agreement.  Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	Issued trademarks and registered copyrights may not provide us with any competitive advantages;

•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;

•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or

•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights.  Any such litigation could be very costly and could distract our management from focusing on operating our business.  The existence and/or outcome of any such litigation could harm our business.

Interpretation of existing laws that did not originally contemplate the Internet could harm our business and operating results.

The application of existing laws governing issues such as property ownership, copyright and other intellectual property issues to the Internet is not clear.  Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies.  In many cases, the relationship of these laws to the Internet has not yet been interpreted.  New interpretations of existing laws may increase our costs, require us to change business practices or otherwise harm our business.

It is not yet clear how laws designed to protect children that use the Internet may be interpreted, and such laws may apply to our business in ways that may harm our business.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13.  We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13.  The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate.  To provide better consumer experiences and to operate effectively, our products send information to our servers.  Many of the services we provide also require that a user provide certain information to us.  We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products.

Risks Related To Our Common Stock

There is no public trading market for our common stock, which may impede your ability to sell our shares.

Currently, there is no trading market for our common stock, and there can be no assurance that such a market will commence in the future.  There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all.  If a trading market does commence, the price may be highly volatile.  Factors discussed herein may have a significant impact on the market price of our shares.  Moreover, due to the relatively low price of our securities, many brokerage firms may not effect transactions in our common stock if a market is established.  Rules enacted by the SEC increase the likelihood that most brokerage firms will not participate in a potential future market for our common stock.  Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer’s financial situation, investment experience and investment objectives.  Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

A market maker has applied to list our common stock for trading on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

A market maker has applied to list our common stock for trading on the Over the Counter Bulletin Board (OTCBB).  However, there can be no assurance that we will find a market maker willing to submit an application, or that such market maker’s application will be accepted.  Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to commence and/or continue trading on the OTC Bulletin Board and/or we may be forced to discontinue operations.

We intend to apply to list our common stock for trading on the OTC Bulletin Board.  We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to commence and/or continue trading on the OTC Bulletin Board and/or continue as a going concern.  These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants.  Accounting controls, in particular, are difficult and can be expensive to comply with.

Our ability to commence and/or continue trading on the OTC Bulletin Board and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTC Bulletin Board and/or we may be forced to discontinue operations.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future.  We do not plan on making any cash distributions in the manner of a dividend or otherwise.  Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of stockholders.  This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors.  Our certificate of incorporation has authorized issuance of up to 10,000,000 shares of preferred stock in the discretion of our Board.  The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required.  If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock.  Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our executive offices are located in Tustin, California, at 228 W. Main Street, 2nd Floor, Tustin, CA 92780.  Our office space is approximately 2,000 square feet and the lease is month-to-month at a rate of $2,000 per month.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – (REMOVED AND RESERVED).

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not currently traded on any stock exchange or electronic quotation system. We expect that our common stock will be traded on the OTC Bulletin Board at some point in the future, but there is no guarantee this will occur.  On August 16, 2010, we filed a registration statement on Form S-1 and, subsequently, a Form 8-A12G to register our common stock under Section 12 of the Exchange Act.  As a result, on February 1, 2011, we became subject to the reporting requirements under the Exchange Act.

Holders

As of December 31, 2010, there were 39,038,720 shares of our common stock outstanding held by 141 holders of record of our common stock.  Of these shares, 13,338,320 are held by non-affiliates.  On the cover page of this filing we value these shares at $1,333,832.  These shares were valued at $0.10 per share, which was the price of our common stock on the last date we sold our stock in an arm’s length transaction.  Due to not being publicly traded since this date, this value may not be an accurate value of our common stock, or indicative of the true value of our common stock.

Dividends

We have not declared or paid a cash dividend on our capital stock in our last two fiscal years and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We currently intend to retain our earnings, if any, for use in our business.  Any dividends declared in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

Non-Qualified Stock Option Plan

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan.  Pursuant to the Plan, we reserved 2,920,500 shares (post-split) of our common stock to be issued to employees and consultants for services rendered to the company.  As of December 31, 2008, we had issued options to acquire a total of 1,247,850 shares (post-split) of our common stock to seven of our employees and/or consultants.  Effective as of October 15, 2009, all seven of the option holders converted their options into a total of 1,123,065 shares of our common stock.  Because of the 5.31-for-one forward stock split of our common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of the period ended December 31, 2010, there were 560,000 options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

Under the 2006 Plan, options may be granted to employees, directors, and consultants. Only employees may receive “incentive stock options,” which are intended to qualify for certain tax treatment, and consultants and directors may receive “non-statutory stock options,” which do not qualify for such treatment.  A holder of more than 10% of the outstanding voting shares may only be granted options with an exercise price of at least 110% of the fair market value of the underlying stock on the date of the grant, and if such holder has incentive stock options, the term of the options must not exceed five years.

Options and stock purchase rights granted under the 2006 Plan generally vest ratably over a four year period (typically 1⁄4 or 25% of the shares vest after the 1st year and 1/48 of the remaining shares vest each month thereafter); however, alternative vesting schedules may be approved by our Board of Directors in its sole discretion.  Any unvested portion of an option or stock purchase right will accelerate and become fully vested if a holder’s service with the company is terminated by us without cause within twelve months following a Change in Control (as defined in the 2006 Plan).

All options must be exercised within ten years after the date of grant. Upon a holder’s termination of service for any reason prior to a Change in Control, we may repurchase any shares issued to such holder upon the exercise of options or stock purchase rights.  The Board of Directors may amend the 2006 Plan at any time.  The 2006 Plan will terminate in 2016, unless terminated sooner by the Board of Directors.

As of December 31, 2010, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	560,000	0.10	952,650
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	560,000	0.10	952,650

Recent Issuance of Unregistered Securities

During the year ended December 31, 2010, we issued the following unregistered securities:

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  The issuance of these options was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

On August 2, 2010, we granted options to purchase up to 30,000 shares of our common stock to Mark Brashear with an exercise price of $0.10 per share with a total fair value of $2,999.  Subject to the terms of the stock option agreement, and continued service to the company, the options will vest on February 2, 2011. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  The issuance of these options was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

On August 2, 2010, we granted options to purchase up to 15,000 shares of our common stock to Kyle Christensen with an exercise price of $0.10 per share with a total fair value of $1,499. Subject to the terms of the stock option agreement, and continued service to the company, the options will vest on February 2, 2011.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  The issuance of these options was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

On July 1, 2010, we issued one (1) 10% convertible promissory note in the principal amount of $100,000 to the Holland Family Trust.  Under the terms of the note, interest payments are to begin on August 1, 2010, the note matures on July 1, 2011, the note is convertible into our common stock at a conversion price of $0.10 per share, and $75,000 of the purchase price has been paid with the other $25,000 due in the future.  The issuance of this note was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

On May 5, 2010, we granted options to purchase up to 400,000 shares of our common stock to Jurgen Goldner with an exercise price of $0.10 per share for advisory services with a total fair value of $39,987. Subject to the terms of the advisory agreement, and continued service to the company, the following vesting schedule will exist: 100,000 options will vest on the following dates: November 5, 2010, February 5, 2011, and May 5, 2011. 100,000 of the options vested on August 5, 2010. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  The issuance of these options was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

Effective January 31, 2010, we issued an aggregate of 3,454,000 shares of our common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to 120 non-affiliate investors in exchange for $345,400.  These shares were sold for a price of $0.10 per share.  The total offering was for $1,250,000, was limited to accredited investors only, and did not utilize any general solicitation or advertising.  All offerees invested pursuant to the terms of Private Placement Memorandum dated November 2, 2009, as amended.  As such, the stock issuances were exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Freeze Tag, Inc. for the year ended December 31, 2010 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Summary Overview

We are a casual online games publisher that develops and markets games across the major digital distribution platforms including PC/Mac downloadable (Web), mobile (including smartphones and tablets), and emerging platforms like social networking sites (including Facebook).  We focus on casual games because of our belief that they appeal to a significant portion of the population.

During our most recent fiscal year ended December 31, 2010, we generated revenues of $643,518 from the sales our games compared to $865,429 for the year ended December 31, 2009.  During the year ended December 31, 2010, we launched four games for various platforms, compared to three for the year ended December 31, 2009.  During 2011, we anticipate we will publish up to eight games for various platforms.  In 2011 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to certain third parties, for which we then have to pay royalties to the owner of the intellectual property.  We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.

Critical Accounting Estimates

Revenue Recognition

Our revenues are derived primarily by licensing software products in the form of online and downloadable games for PC, Mac and smartphone platforms.  We distribute our products primarily through online games portals and smartphone device manufacturers (“distribution partners”), which market the games to end users.  The nature of our business is such that we sell games basically through four distribution outlets – WEB portals, brick and mortar retail distributors, mobile distributors and publishers, and our own web portal, www.freezetag.com.

Product Sales (web and mobile revenues)

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers, and once any performance obligations have been completed.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

Licensing Revenues (retail revenues- royalties)

Third-party licensees distribute games under license agreements with us. We receive royalties from the licensees as a result. We recognize these royalties as revenues upon receipt of the monthly or quarterly (varies per distribution partner) revenue reports provided by the partner.  Revenue from licensing/royalties is recognized after deducting the estimated allowance for returns and price protection.

Some license agreements require a royalty advance from the licensee/distributor in which case the original advance is recognized as a liability and royalty revenue is deducted from the advance as earned.

Other Revenues

Other revenues primarily include Ad game revenue and work-for-hire game related revenue.   We derive our advertising game revenue from certain of our partners that offer our games free of charge to consumers in exchange for the consumers being exposed to advertising embedded in our games. In this way, we do not receive revenue for the sale of our games, but rather a percentage of the “advertising” revenue generated by these player views. This method of generating revenue is essentially the same as traditional radio or television advertising where consumers are allowed to enjoy content for “free” but are forced to watch (or listen) to advertising before, in between and at the end of the programming content.

Additionally, we derive some revenue from “work-for-hire” projects.  Some of our partners occasionally ask us to render “work-for-hire” services for them such as preparing packaging materials. For example, a retail game and DVD publisher hired us to create several designs for printed packages that were used for games published by the publisher but not developed by us.  For this work, we charge a one-time, fixed fee for each package design.

We recognize this revenue once all performance obligations have been completed.  In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

We recognize revenue in accordance with current accounting standards when an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents.  We place our cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of our cash balances at December 31, 2010 and 2009 are insured.  At December 31, 2010 and 2009 there were no cash equivalents.

Restricted Cash

In February of 2010, as a condition of the private equity offering of common shares of the Company, we entered into an escrow agreement, which governed the receipt and distribution of the funds.   At the time of closing, $171,125 (50%) of the funds were placed in to an escrow account, and these funds are being used to pay accounting, legal, and consulting fees associated with the public offering of  our common stock and the first 12 months of accounting and legal expenses following the successful listing on the OTCBB.  As of December 31, 2010, the remaining balance was $28,839.

Releasing the funds requires the signatures of both the Company, and a representative from Monarch Bay Management Company.

Because of these restrictions on the use of funds, we have placed them on the balance sheet in a “Restricted Cash” category.

Allowances for Returns, Price Protection, and Doubtful Accounts

Because the majority of our business is derived through online portals (such as Big Fish Games) and wireless online app stores (such as Apple), there is no physical product, other than the downloadable bits of our games that is involved in the customer purchase.  In the digital environment, the customer cannot ‘return’ a digital download product.  Therefore, there are no returns.  The customer can ask for a refund of a digital product, and if there are any, then they are reconciled or netted out by our distribution partners before we receive the corresponding payments and royalty statements.  As such, we do not allow for returns, bad debts or price protection of digital download products.

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games.  To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue.  These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over 3 years.  Maintenance and repairs are charged to expense as incurred.  Renewals and improvements of a major nature are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations.

Concentrations of Credit Risk, Major Customers and Major Vendors

Our customers are the end-consumers that purchase our games from the websites where we have our games listed for sale.  Therefore, we do not have any individual customers that represent any more than a fraction of our revenue.  However, we do have primary distribution partners, which are the owners of the websites where we sell our games.  Under our distribution agreements we are not obligated to make, distribute or sell any games.  However, for any games we do make and wish to distribute we can list them on one or more of these websites under a revenue sharing arrangement where we share the revenue from any of our games that sell.  The sharing arrangement varies greatly depending on the distributor with the company generally keeping between 35% and 70% of the revenue and the distributor keeping the remainder of the revenue generated by each sale.  At times we enter into “exclusivity options” whereby if a distributor wishes to have an exclusive period carrying our game (normally 30-90 days) we will agree to that in exchange for the distributor marketing our game in their newsletter and other marketing programs.  Due to the fact we have a number of distribution partners and a variety of different websites where we can sell our games, we are not substantially dependent on any of our distribution partners or agreements.  In addition to our distribution agreements, we currently have licensing agreements with Ohio Art Company and CMG Worldwide, which allow us to develop and distribute games around third party intellectual property in exchange for paying royalty payments.  Our agreement with CMG Worldwide relates to our ability to use the name and likeness of Amelia Earhart in our game Unsolved Mystery Club:  Amelia Earhart.  The name “Unsolved Mystery Club” is our intellectual property and represents a series of games, with the Amelia Earhart game representing the first game in the series.  Under the terms of the agreement with CMG Worldwide, we have a non-exclusive license to use the name and likeness of Amelia

Earhart in video games on all platforms until December 31, 2011, unless extended by the parties.  In exchange for this right we agreed to pay CMG Worldwide a royalty payment equal to 10% of the net revenue generated by any games we produce and sell using Amelia Earhart.  Through December 31, 2010, we have created one game using the name and likeness of Amelia Earhart, namely Unsolved Mystery Club: Amelia Earhart, which has generated approximately $74,432 in revenue.  We have in turn paid CMG Worldwide $5,000, and owe them an additional $2,453, in royalty payments under the agreement.  Based on the structure of this agreement, the fact we own the intellectual property to “Unsolved Mystery Club” with Amelia Earhart only being one game in the series, and the fact the royalties owed to CMG have only totaled $7,453 through December 31, 2010, we are not substantially dependent on our agreement with CMG Worldwide.  We do not currently envision entering into any contracts to acquire or license intellectual property from any third party for our Unsolved Mystery Club game series, or any other games, that we would be substantially dependent upon due to the fact that if any intellectual property is too expensive to acquire or license we would elect to not base a game on that intellectual property and choose a different concept for the game.  As a result, we are not substantially dependent on our licensing agreement with either CMG Worldwide or Ohio Art.

During the period ended December 31, 2010, our primary distributors that represented 10% or more of our revenues were: Big Fish Games – 48% and Real Networks – 12%, compared to the year ended December 31, 2009, when our primary distributors that represented 10% or more of our revenues were:  Real Networks - 44% of revenue, and Big Fish Games - 24% of revenue.

At December 31, 2010, our primary distributors and partners that represented 10% or more of our accounts receivable were: Big Fish Games - 39%, Square Enix Ltd – 22%, and Exent Technologies – 17%, compared to December 31, 2009, when our primary distributors representing 10% or more of our accounts receivable were: Big Fish Games – 15%, Exent Technologies – 13%, and Mumbo Jumbo – 26%.

Income Taxes

We account for income taxes using ASC Topic 740, Income Taxes. Under ASC Topic 740, income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC Topic 740 includes accounting guidance which clarifies the accounting for the uncertainty in recognizing income taxes in an organization by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. This guidance requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of the related guidance and in subsequent periods.

We have no uncertain tax positions at any of the dates presented.

Foreign Currency Translation

We derive a portion of our revenue from foreign countries, which report to us in foreign currency, but pay in U.S. Dollars.  Because of the fluctuations between the reporting time and the payment period (up to 60 days), it is necessary to make adjustments to our accounting records.  These adjustments are recorded under a Foreign Currency Translation expense account, and shown in the Statement of Operations as a General & Administrative expense.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees ("ASC stock-based compensation guidance").  Stock-based compensation expense recognized during the requisite services period is based on the value of share-based payment awards after reduction for estimated forfeitures.  Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our statement of operations for the years ended December 31, 2010 and 2009 was $39,985 and $7,447 respectively.

Impairment of Long-Lived Assets

We have adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our long-lived assets for impairment annually or more often if events and circumstances  warrant.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments

Effective January 1, 2009, we adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  Neither of these statements had an impact on our financial position, results of operations or cash flows.  The carrying value of cash and cash equivalents, accounts payable, accrued expenses and notes payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining the category in which an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each period.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and these differences may be material.

Research and Development Costs

We charge costs related to research & development of products to general and administrative expense as incurred.  The types of costs included in research and development expenses include research materials, salaries, contractor fees, and support materials.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. We account for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed ("ASC Subtopic 985-20"). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues.  For products where proven game engine technology exists (as is the case for most of our products), this may occur early in the development cycle.  Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established.  For most of our PC/Mac products, technological feasibility is established when a detailed game design document containing sufficient technical specifications written for a proven game engine or framework technology has been created and approved by management.  However, technological feasibility is evaluated on a product-by-product basis.  Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to general and administrative expense.

Prior to a product's release, we expense, as part of "Cost of Sales—Product Development", capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

Commencing upon product release, capitalized software development costs are amortized to "Cost of Sales—Product Development" based on the straight-line method over a twenty four month period.

We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis.  For products that have been released in prior periods, the primary evaluation criterion is actual title performance.  For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used.  Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

Based on current trends in our business, management has determined the expected shelf life of the majority of a game’s revenue will be realized over a two year period.  Therefore, we have determined the appropriate amortization period for expensing capitalized production costs to be two years or twenty four months from date of the initial release, or first sale of the product for a specific technology platform.  It is possible that the same game developed on different technology platforms (such as PC and Mac) will be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2010 and 2009, capitalized software development costs on the balance sheet were $479,245 and $369,125 respectively.

From time to time, we engage in product development projects for third parties where we do not retain the intellectual property rights to the games it develops. These types of development projects are often referred to as “work-for-hire.” In these instances, all costs associated with developing the games are expensed as they are incurred.  We do this because we receive revenue based on project deliverables outlined as milestones in the development agreement executed by the Company and the third party that has engaged us to perform development work.  These non-capitalized costs are represented as “Cost of Sales – Development Services” expenses on our financial statements.

For the year ended December 31, 2010 and 2009, we recorded “Cost of Sales – Development Services” charges of $141,144, and $330,477 respectively.

Intellectual Property Licenses (Prepaid Royalties)

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the Company's products. Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid royalties or prepaid licensing fees), and a current liability, (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  Commencing upon the related product's release date, intellectual property licenses costs are amortized to “Cost of Sales – Licensing” based upon the percentage of revenue outlined in the contract with each specific licensor.  Generally, our intellectual property licensing contracts call for licensors to be paid a percentage of revenue actually received by us, with allowances for minimum guarantees.  Sometimes, the terms of the specific licensing contracts allow for us to re-capture expenses before licensing out royalties are calculated.

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

For the year ended December 31, 2010 and 2009, prepaid royalties (or prepaid licensing fees) were $21,088 and $36,267 respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update provides amendments to ASC Subtopic 820-10 requiring new disclosures regarding (1) transfers in and out of Levels 1 and 2, in which the Company should disclose separately the amounts of significant  transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) the reconciliation for fair value  measurements using significant unobservable inputs (Level 3), in which the Company should present separately information about purchases, sales, issuances,  and settlements (on a gross basis rather than as one net number). In addition the update provides clarification of existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchase, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We do not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, "Software-Revenue Recognition", to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. We do not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) ASC 105, "Generally Accepted Accounting Principles" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 16" ("SFAS 168")) as the single source of authoritative nongovernmental generally accepted accounting principles (GAAP).  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  We adopted the Codification and as a result, all references to authoritative accounting literature are now referenced in accordance with the Codification.

In April 2009, the FASB issued new accounting guidance ASC 825, "Financial Instruments" (formerly FASB Staff Position (“SOP”) No. 107-1, "Interim Disclosures about Fair Value of Financial Instruments" (“SOP 107-1”) ) related to interim disclosures about the fair values of financial instruments.  This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. We adopted this guidance upon its issuance, and it had no material impact on our consolidated financial statements.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Results of Operations

Summary of Results of Operations

	Year Ended December 31,
	2010	2009	%Change
Revenue	$643,518	$865,429	(25.6	) %
Costs and expenses:
Cost of sales – product development	231,799	168,402	37.6%
Cost of sales – development services	141,144	330,477	(57.3	) %
Cost of sales – licensing	84,952	244,031	(65.2	) %
General and administrative	327,848	315,510	4.0%
Sales and marketing	8,257	6,417	28.7%
Amortization and Depreciation	284	3,323	(91.2	) %
Total expenses	794,284	1,068,160	(25.6	) %
Operating loss	(150,766)	(202,732)	(25.6	) %
Interest income/expense, net	10,428	30,133	(65.4	) %
Income tax expense	1,000	1,068	(6.4	) %
Net loss	$(162,195)	$(233,933)	(30.7	) %

Operating Loss; Net Loss

Our net loss decreased by $71,738, from ($233,933) to ($162,195), from the year ended 2009 compared to 2010.  Our operating loss decreased by $51,966, from ($202,732) to ($150,766) for the same period.  The decrease in operating loss and net loss of 25% and 30%, respectively, compared to the prior year is primarily a result of our decrease in expenses, especially our cost of sales related to both development services (decreased by $189,333) and licensing (decreased by $159,079).  The decreases in these two segments of our cost of sales were primarily related to the shift in our business focus to developing games based on our own intellectual property, as opposed to games we develop for third parties or based on intellectual property owned by third parties.  Our management has elected to shift our business focus to developing our own games rather than those based on third parties concepts and/or intellectual property due to the fact we anticipate our gross margins on a game we develop ourselves will generally be in the range of 36% or higher (depending upon the games success) versus games we develop based on third parties’ ideas and property which are generally around 26% (not dependent on the games success).  Therefore, as we transition from developing more of own games we anticipate are margins will continue to improve, and as we develop more of our own games we believe our revenues will increase.  The significant decreases in two of the three segments of our cost of sales offset the increase of $63,397 in our cost of sales related to product development for the development of our games from 2009 to 2010, as well as our decrease in revenue of $221,911, or 25% over the prior year.  This decrease in revenues, expenses and net loss are discussed in detail below.

Revenue.  Our 2010 revenue decreased by $221,911, or 25%, to $643,518 compared to $865,429 for the year ended December 31, 2009, due to an overall decrease in business, which is primarily attributable to a shift in our business focus in developing our own games as opposed to games for third parties or based on intellectual property owned by third parties.

Developing games based on third parties’ intellectual property led to higher revenue in 2009 compared to 2010 because we were paid for the games during the development process (Development Services revenue) as opposed to waiting until after the games are sold to the end user, which is when we typically begin receiving revenue for games we develop and publish ourselves.  Specifically in 2009, we contracted with RealNetworks to develop three games (The Conjurer, Real Detectives, Ghost Girl) based on their intellectual property on a work-for-hire basis.  Prior to 2009, we had not performed work-for-hire development services for other, larger game companies.  Adding these games to our production schedule significantly increased our short term revenue in 2010 because we were paid for each step in the production process (from approved game design document to completed gold master build) instead of receiving royalties from sales after the product is live (which is when we normally begin receiving revenue for products we develop and publish for ourselves). In this way, developing games for third parties (RealNetworks) added short term revenue during 2009.   As discussed above, we believe our shift developing more games we create ourselves based on our own intellectual property will ultimately make up for, and allow us to exceed, the revenues we could generate based on developing games owned by third parties.

Cost of Sales – Product Development.  Our cost of sales for product development is comprised of the direct costs we incur in creating and publishing a game based on our own or licensed intellectual property.  Our 2010 cost of sales for product development increased by $63,397, or 37%, to $231,799, due to the fact we published more games in 2010 than in 2009.  We believe our product development costs will continue to increase as we develop and publish more games.

Cost of Sales – Development Services.  Our cost of sales for development services is comprised of the costs we incur to develop games based on third parties’ intellectual property, such as The Conjurer and Real Detectives.  Our 2010 cost of sales for product development decreased by $189,333 to $141,144, a decrease of over 57%.  This significant decrease in our cost sales for development services was primarily due to the fact we produced more games based on third parties’ intellectual property in 2009, than we did in 2010.  We believe our development services costs will continue to decrease as we continue to shift to developing games based on intellectual property we own as opposed to intellectual property owned by third parties.

Cost of Sales –Licensing.  Our cost of sales for licensing is comprised of royalty payments we make to third parties for the use of their intellectual property and other related costs.  Our 2010 cost of sales for licensing decreased by $159,079, or 65%, to $84,952, due to the fact we did not publish as many games that required us to pay royalties during 2010 compared to 2009.  We believe these costs will continue to decrease as we create our own intellectual property on which our games are based, alleviating the need to pay a royalty payment to the owner of the intellectual property.

General and Administrative Expenses.  General and administrative expenses increased by $12,338, or 4%, to $327,848 for the year ended December 31, 2010, primarily due to our payroll expenses increasing to $107,131 in 2010 from $67,005 in 2009, which was a result of staffing increases during 2010.  The increase in payroll expense was offset by a 151% decrease in non-cash stock based compensation expense.  In 2010, we had a stock based compensation expense of $39,985 versus $100,298 in 2009. For 2010 our general and administrative expenses consisted primarily of $37,161 in insurance payments, $30,410 in vacation expenses, $29,341 in accounting fees, and $26,361 in payroll taxes.

Interest Income/Expense; Net.  Interest income/expense, net decreased by $19,705, or 65%, to $10,428, and is primarily attributable to the interest expense on our loans from noteholders and our loan from Sunwest Bank.  In 2010 we paid $2,396 in interest on our loans from private noteholders and $5,051 on our loan from Sunwest Bank, compared to $19,907 and $9,470, respectively, in 2009.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2010 and 2009, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of December 31, 2010 was approximately $107,369 and our monthly cash flow burn rate is approximately $55,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities.  If we are successful in becoming a reporting company, we anticipate that our short term cash needs will increase by approximately $30,000 per quarter, which we do not believe we will be able to satisfy from our revenues for some time.  We believe that once our common stock is publicly traded that we will be able to source other as-yet unidentified sources of capital, which will be necessary in order for us to continue our operations.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2010 and 2009, respectively, are as follows:

	December 31, 2010	December 31, 2009	Change
Cash	$107,369	$28,904	$78,465
Total Current Assets	478,972	350,966	128,006
Total Assets	775,224	527,252	247,972
Total Current Liabilities	845,198	723,502	121,696
Total Liabilities	$895,198	$723,502	$171,696

Our current assets increased by $247,972 as of December 31, 2010 as compared to December 31, 2009.  The increase in our total assets between the two periods was primarily attributed to an increase in our cash on hand of $78,465 and an increase in our accounts receivable of $43,065.

Our current liabilities increased by $121,696, or over 17%, as of December 31, 2010 as compared to December 31, 2009.  A large portion of this was an increase in our unearned royalties of $119,274, or 107%, due to royalty advances we received in 2010.

Our total liabilities decreased by $171,696, or over 23%, as of December 31, 2010 as compared to December 31, 2009, all due to the reduction in our current liabilities as described above.

In 2010, we developed and published more games than in 2009, including more games where we own the intellectual property, as opposed to licensing it from others, reducing the percentage of games on which we pay a royalty to a third party.  We have also undertaken measures to reduce overhead costs to improve operating results.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2010 of $107,369 and $28,904 on December 31, 2009.  Based on our revenues, cash on hand and current monthly burn rate, around $55,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($124,019) for the year ended December 31, 2010, as compared to $61,229 for the year ended December 31, 2009.  In 2010, the net cash used in operating activities consisted primarily of our net income (loss) of ($162,195), capitalized production costs of ($341,285), accounts receivable of ($43,064), and accounts payable of ($21,870), offset by amortization of production costs of $231,167, unearned royalties of $119,274, stock based compensation of $39,985, accrued royalties of $24,845, accrued compensation of $11,003, prepaid royalties of $15,178,, and accrued interest of $2,580.  In 2009, the net cash provided by operating activities consisted primarily of our net income (loss) of ($233,933), and capitalized production costs of ($105,713), offset by prepaid royalties of $117,891, accounts payable of $88,324, accrued royalties of $61,728, accrued compensation of $21,735, accrued interest of $9,900, and stock based compensation of $100,298.

Investments

We had net cash provided (used) by investing activities of ($2,463) in 2010, compared to $0 in 2009.  The amount is 2010 all related to purchases of property and equipment.

Financing

Our net cash provided (used) by financing activities for the year ended December 31, 2010 was $233,786, compared to $39,331 for the year ended December 31, 2009.  For 2010, our financing activities related to payments for private placement memorandum costs of ($145,914), stock issued in exchange for cash of ($94,700), offset by borrowings of debt of $130,000 and stock issued in exchange for cash $344,400.  For 2009, our financing activities consisted of ($30,494) in repayments of long term debt and ($8,837) in payments for the preparation of a private placement memorandum.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010:

	2010	2011 (1)	2012 (1)	2013	2014	Total
Debt obligations	$-	$93,300	$50,000	$-	$-	$143,300
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$-	$93,300	$50,000	$-	$-	$143,300

(1)           The interest amounts for the contractual obligations for 2011 and 2012 have been estimated.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2010, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

4.           Effective controls over transactions were not maintained.  Specifically, controls were not designed and in place to ensure that contingencies were properly reflected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we hope to engage a third-party firm to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2010.

ITEM 9B – OTHER INFORMATION

           There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with the Company held by each person, and the date such person became a director or executive officer of the Company.  Our executive officers are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Family relationships among any of the directors and officers are described below.

Name	Age	Position

Craig Holland	50	President, Chief Executive Officer, Chief Creative Officer, and Director

Mick Donahoo	41	Chief Operating Officer, V.P. of Technology and Production, Secretary, Chief Financial Officer, Treasurer, and Director

Craig Holland co-founded Freeze Tag in October 2005.  Prior to founding Freeze Tag, Craig founded Thumbworks, a publisher of mobile gaming applications, in January 2002 and served as the CEO of Thumbworks from its formation until its acquisition by In-Fusio, a mobile game publisher and mobile entertainment platform provider in January 2005.  As CEO of Thumbworks, Mr. Holland drove the organization's strategic direction, overseeing carrier relations, business development and licensing initiatives which led to partnerships with some of the world's leading brands such as Etch A Sketch®, Nickelodeon, Suzuki, Paramount Pictures, and Honda.  Prior to founding Thumbworks, Mr. Holland founded Nine Dots, an interactive marketing firm in North America whose clients included a number of high profile consumer brands such as Nestle, Quaker Oats, Qualcomm and General Motors, in 1992.  Mr. Holland served as the CEO of Nine Dots from its formation until its sale to CyberSight, a Canadian-based interactive marketing company, in September 2000.  Mr. Holland holds an MBA with an emphasis in Marketing from the University of Southern California (USC) and a Bachelor of Arts in English Literature from the University of California at Los Angeles (UCLA).

Mick Donahoo co-founded Freeze Tag in October 2005 and in his role as Vice President of Technology and Production, Mr. Donahoo oversees product planning, design, and software development of all games and technology.  With over 15 years of technology experience, Mr. Donahoo has produced over 25 mobile games distributed via 20 worldwide wireless carriers.  Prior to founding Freeze Tag, Mr. Donahoo led North American development for Thumbworks and following its acquisition, In-Fusio, and oversaw overseas engineering teams located in Taiwan, Thailand, India, Russia, and Korea.  Prior to In-Fusio, Mick was a consulting executive at Ernst & Young, LLP in the Financial Services and Aerospace and Defense industries architecting and developing large-scale, three-tiered client/server applications.  Mick holds a Bachelor of Science degree in Business and Management Information Systems from Brigham Young University.

Family Relationships

There are no family relationships among any of our officers, directors, or shareholders.

Historical Compensation of Directors

Other than as set forth herein no compensation has been given to any of the directors, although they may be reimbursed for any pre-approved out-of-pocket expenses.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File

Craig Holland	0	0	0

Mick Donahoo	0	0	0

Board Meetings and Committees

During the 2010 fiscal year to date, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

We do not currently have written employment agreements with our executives, Craig Holland and Mick Donahoo.  Both are at-will employees whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Craig Holland	2010	154,119	-0-	-0-	11,494 (1)	-0-	-0-	1,287	159,237 (1)
President, CEO	2009	135,995	-0-	-0-	-0-	-0-	-0-	-0-	135,995
	2008	125,241 (2)	-0-	-0-	-0-	-0-	-0-	-0-	125,241 (2)
Mick Donahoo	2010	154,119	-0-	-0-	-0-	-0-	-0-	1,287	155,406
COO, VP	2009	135,995	-0-	-0-	-0-	-0-	-0-	-0-	135,995
	2008	104,545 (2)	-0-	-0-	-0-	-0-	-0-	-0-	104,545 (2)

(1)  On August 2, 2010, Mr. Holland was issued options to purchase 115,000 shares of our common stock with an exercise price of $0.11 per share, valued at $11,494 of which the Company has recognized a total stock based compensation expense of $9,579 as of December 31, 2010.  The remaining stock based compensation expense of $1,916 will be recognized during the first quarter of the year ended December 31, 2011.

(2)  Includes $48,600 in accrued but not paid compensation, which is reflected in the attached financial statements.

Director Compensation

The following table sets forth director compensation as of for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Holland	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mick Donahoo	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan.  Pursuant to the Plan, we reserved 2,920,500 shares (post-split) of our common stock to be issued to employees and consultants for services rendered to the company.  As of December 31, 2008, we had issued options to acquire a total of 1,247,850 shares (post-split) of our common stock to seven of our employees and/or consultants.  Effective as of October 15, 2009, all seven of the option holders converted their options into a total of 1,123,065 shares of our common stock.

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2010:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Craig Holland	- 0 -	115,000	- 0 -	0.11	8/02/20	- 0 -	- 0 -	- 0 -	- 0 -
Mick Donahoo	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Craig Holland (2)	13,987,375 (4)	35.72% (4)

Common Stock	Mick Donahoo (2)	11,828,025	30.29%

Common Stock	All Directors and Officers As a Group (2 persons)	25,700,400	65.82%

(1)
Unless otherwise indicated, based on 39,038,720 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 228 W. Main Street, 2nd Floor, Tustin, California 92780.

(4)	Includes options to purchase 115,000 shares of common stock that are exercisable on February 2, 2011.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  We are not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act.  There are no classes of stock other than common stock issued or outstanding.  We do not have an investment advisor.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan.  The money was loaned to us at a rate of 10% interest compounded annually.  As of December 31, 2010, Mr. Holland and Mr. Donahoo were each owed interest of $1,290 (for a total interest owed of $2,580) under these notes.  This brings the combined amount owed to Mr. Donahoo and Mr. Holland on these notes to a total amount of $52,580, as of December 31, 2010.  No principal or interest has been paid back to Mr. Donahoo or Mr. Holland as of December 31, 2010.

On July 1, 2010, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible any time at $0.10 per share.  The holder of this note is the Holland Family Trust, which is not controlled by any of our officers and directors, but is controlled by Franklina E. Holland, the mother of one of our officers and directors.  Under the note we have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The note matures on July 1, 2011, at least to the first $50,000 installment, with interest at 10% payable starting August 1, 2010.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended December 31, 2010, M&K CPAS, PLLC charged us $48,750, in fees for professional services for the audit of our financial statements included in our Form S-1.  We did not incur any audited and restated fees in 2009.

Tax Fees

During the year ended December 31, 2010, M&K CPAS, PLLC charged $0 for professional services for tax preparation.   We did not incur any tax fees in 2009.

All Other Fees

During the year ended December 31, 2010, M&K CPAS, PLLC charged $0 for any other fees.  We did not incur any other fees in 2009.

Of the fees described above for the year ended December 31, 2010, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

(1)           Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)           Incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-1/A2, filed with the Commission on October 25, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: March 31, 2011		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer

Dated: March 31, 2011		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director, President and Chief Executive Officer

Dated: March 31, 2011		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Freeze Tag, Inc.

We have audited the accompanying balance sheets of Freeze Tag, Inc. (“the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freeze Tag, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has insufficient working capital and reoccurring losses from operations, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 28, 2011

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash	$107,369	$28,904
Cash, Restricted	28,839	-
Accounts Receivable, Net	133,429	90,364
(Net of Allowance of $5,600 and $4,699 as of December 31, 2010 and December 31, 2009, respectively)
Capitalized Production Costs, Net	185,794	193,461
Prepaid Royalties	21,088	36,267
Prepaid Expenses	2,453	1,970
Total Current Assets	478,972	350,966
Fixed Assets, Net	2,481	302
(Net of depreciation of $ 3,696 as of December 31, 2010 and $ 3,412 as of December 31, 2009, respectively)
Other Long-term Assets, Net	320	320
(Net of amortization of $17,732 as of December 31, 2010 and 2009)
Capitalized Production Costs, Net - long term	293,451	175,664
TOTAL ASSETS	$775,224	$527,252
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	93,975	115,845
Accrued Compensation	152,702	141,697
Accrued Royalties	270,956	246,111
Accrued Interest	2,580	-
Accrued Expenses	1,833	1,271
Unearned Royalties	229,852	110,578
Current Notes Payable - related parties	93,300	108,000
Total Current Liabilities	845,198	723,502
Long Term Notes Payable-Related Party	50,000	-
Total Liabilities	895,198	723,502
Equity (Deficit)
Preferred Stock	-	-
$.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2010 and 2009
Common Stock	39,039	32,269
$.001 par value per share, 100,000,000 shares authorized, 39,038,720 shares issued and outstanding as of December 31, 2010 and 32,268,599 shares as of December 31, 2009, respectively
Additional Paid-In Capital	832,989	601,288
Retained Deficit	(992,002)	(829,807)
Total Equity (Deficit)	(119,974)	(196,250)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$775,224	$527,252

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues	$643,518	$865,429

Costs and Expenses:
Cost of Sales - Product Development	231,799	168,402
Cost of Sales - Development Services	141,144	330,477
Cost of Sales - Licensing	84,952	244,031
General & Administrative	327,848	315,510
Sales & Marketing	8,257	6,417
Amortization & Depreciation	284	3,323
Total Expense	794,284	1,068,160
Net Ordinary Income/Loss	(150,766)	(202,732)
Interest Income/Expense, net	10,428	30,133
Net Income/Loss before taxes	(161,195)	(232,864)
Income Tax Expense	1,000	1,068
Net Income/Loss	$(162,195)	$(233,933)

Weighted number of common shares outstanding-basic and fully diluted	37,369,375	27,756,389
Loss per share-basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASHFLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net Income/(Loss)	$(162,195)	$(233,933)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	284	3,323
Amortization of debt issue costs	-	-
Amortization of capitalized production costs	231,167	166,318
Stock Based Compensation	39,985	7,447
Stock Based Compensation-Warrants	-	92,851
Changes in operating assets and liabilities:
Accounts receivable	(43,064)	1,631
Capitalized Production Costs	(341,285)	(272,031)
Prepaid Royalties	15,178	117,891
Prepaid Expenses	79	(1,970)
Other assets	-	(429)
Accounts Payable	(21,870)	88,324
Accrued Compensation	11,003	21,735
Accrued Royalties	24,845	61,728
Accrued Interest	2,580	9,900
Unearned royalties	119,274	(1,556)
Net cash provided (used) by operating activities	$(124,019)	$61,229

Cash flows from investing activities:
Purchases of property and equipment	(2,463)	-
Net cash provided (used) by investing activities	(2,463)	-

Cash flows from financing activities:
Payments for PPM Costs	(145,914)	(8,837)
Borrowings of debt, related parties	130,000
Repayments of long-term debt	(94,700)	(30,494)
Stock issued in exchange for cash	344,400	-
Net cash provided (used) by financing activities	$233,786	$(39,331)

Net increase (decrease) in cash	107,304	21,898
Cash at the beginning of the period	28,904	7,006
Cash at the end of the period	$136,208	$28,904

Non-cash transactions
Prepaid Insurance - Financed	$562	$-
Stock issued for PPM Costs	$3,326	$-
Stock issued for Debt Conversion	$-	$375,854
Cashless exercise of warrants	$-	$1,123

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders Equity (Deficit)

	Convertible Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balances as of December 31, 2008	-	$-	26,550,000	$26,550	$140,855	$(595,873)	$(428,468)

Shares issued for debt conversion	-	$-	4,595,534	$4,596	$371,258	$-	$375,854
Stock based compensation	-	$-	-	$-	$7,447	$-	$7,447
Stock based compensation-warrants	-	$-	-	$-	$92,851		$92,851
Cashless exercise of options	-	$-	1,123,065	$1,123	$(1,123)	$-	$-
Capitalized cost of equity offering	-	$-	-	$-	$(10,000)	$-	$(10,000)

Net loss	-	$-	-	$-	$-	$(233,933)	$(233,933)

Balances as of December 31, 2009	-	$-	32,268,599	$32,269	$601,288	$(829,807)	$(196,250)

Shares issued for cost of equity offering	-	$-	3,326,121	$3,326	$(3,326)	$-	$-
Stock issued for cash	-	$-	3,444,000	$3,444	$340,956	$-	$344,400
Capitalized cost of equity offering	-	$-	-	$-	$(145,914)	$-	$(145,914)
Stock based compensation					$39,985		$39,985

Net loss	-	$-	-	$-	$-	$(162,195)	$(162,195)

Balances as of December 31, 2010	-	$-	39,038,720	$39,039	$832,989	$(992,002)	$(119,974)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY

Nature of Business

We are a casual online games publisher that develops and markets games across the major digital distribution platforms including PC/Mac downloadable (Web), mobile, and emerging platforms like social networking sites (including Facebook). We focus on casual games because of our belief that they appeal to a significant portion of the population. Although the primary consumers of downloadable casual games are women over the age of 35, downloadable casual games are enjoyed by people of all ages – ex-gamer dads, pre-teen kids, teenagers, college students and grandparents. Thus, we believe the potential market for our games is very large.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of online and downloadable games for PC, Mac and smartphone platforms. The Company distributes its products primarily through online games portals and smartphone device manufacturers (“distribution partners”), which market the games to end users. The nature of our business is such that we sell games basically through four distribution outlets – WEB portals, brick and mortar retail distributors, mobile distributors and publishers, and our own web portal, www.freezetag.com.

Product Sales (web and mobile revenues)

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers, and once any performance obligations have been completed. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

Licensing Revenues (retail revenues- royalties)

Third-party licensees distribute games under license agreements with the Company. We receive royalties from the licensees as a result. We recognize these royalties as revenues upon receipt of the monthly or quarterly (varies per distribution partner) revenue reports provided by the partner. Revenue from licensing/royalties is recognized after deducting the estimated allowance for returns and price protection.  Some license agreements require a royalty advance from the licensee/distributor in which case the original advance is recognized as a liability and royalty revenue is deducted from the advance as earned.

Other Revenues

Other revenues primarily include Ad game revenue and work-for-hire game related revenue. We derive our advertising game revenue from certain of our partners that offer our games free of charge to consumers in exchange for the consumers being exposed to advertising embedded in our games. In this way, we do not receive revenue for the sale of our games, but rather a percentage of the “advertising” revenue generated by these player views. This method of generating revenue is essentially the same as traditional radio or television advertising where consumers are allowed to enjoy content for “free” but are forced to watch (or listen) to advertising before, in between and at the end of the programming content.  Additionally, we derive some revenue from “work-for-hire” projects. Some of our partners occasionally ask us to render “work-for-hire” services for them such as preparing packaging materials. For example, a retail game and DVD publisher hired us to create several designs for printed packages that were used for games published by the publisher but not developed by us. For this work, we charge a one-time, fixed fee for each package design.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

We recognize this revenue once all performance obligations have been completed. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

We recognize revenue in accordance with current accounting standards when an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2010 and 2009 are insured. At December 31, 2010 and 2009 there were no cash equivalents.

Restricted Cash

In February of 2010, as a condition of the private equity offering of common shares of the Company, we entered into an escrow agreement, which governed the receipt and distribution of the funds.  At the time of closing, $171,125 (50%) of the funds were placed in to an escrow account, and these funds are being used to pay accounting, legal, and consulting fees associated with the public offering of common shares of the Company and the first 12 months of accounting and legal expenses following the successful listing on the OTCBB. As of December 31, 2010, the remaining balance was $28,839.

Releasing the funds requires the signatures of both the Company, and a representative from Monarch Bay Management Company.

Because of these restrictions on the use of funds, we have placed them on the balance sheet in a “Restricted Cash” category.

Allowances for Returns, Price Protection, and Doubtful Accounts

Because the majority of our business is derived through online portals (such as Big Fish Games) and wireless online app stores (such as Apple), there is no physical product, other than the downloadable bits of our games that is involved in the customer purchase. In the digital environment, the customer cannot ‘return’ a digital download product. Therefore, there are no returns. The customer can ask for a refund of a digital product, and if there are any, then they are reconciled or netted out by our distribution partners before we receive the corresponding payments and royalty statements. As such, we do not allow for returns, bad debts or price protection of digital download products.

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. All assets are currently depreciated over 3 years. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations.

Concentrations of Credit Risk, Major Customers and Major Vendors

The Company’s customers are the end-consumers that purchase its games from the websites where the Company has its games listed for sale. Therefore, the Company does not have any individual customers that represent any more than a fraction of its revenue. However, the Company does have primary distribution partners, which are the owners of the websites where it sells its games. Under the Company’s distribution agreements it is not obligated to make, distribute or sell any games. However, for any games the Company does make and wishes to distribute it can list them on one or more of these websites under a revenue sharing arrangement where it shares the revenue from any of its games that sell. The sharing arrangement varies greatly depending on the distributor with the Company generally keeping between 35% and 70% of the revenue and the distributor keeping the remainder of the revenue generated by each sale. At times the Company enters into “exclusivity options” whereby if a distributor wishes to have an exclusive period carrying the Company’s games (normally 30-90 days) it will agree to that in exchange for the distributor marketing the game in their newsletter and other marketing programs. Due to the fact the Company has a number of distribution partners and a variety of different websites where it can sell its games, the Company is not substantially dependent on any of its distribution partners or agreements. In addition to the distribution agreements, the Company currently has licensing agreements with Ohio Art Company and CMG Worldwide, which allow it to develop and distribute games around third party intellectual property in exchange for paying royalty payments. The Company is not substantially dependent on either of those licensing agreements.

During the period ended December 31, 2010, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 48% and Real Networks – 12%.

At December 31, 2010, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games - 39%, Square Enix Ltd – 22%, and Exent Technologies – 17%.

Income Taxes

We account for income taxes using ASC Topic 740, Income Taxes. Under ASC Topic 740, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

ASC Topic 740 includes accounting guidance which clarifies the accounting for the uncertainty in recognizing income taxes in an organization by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. This guidance requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of the related guidance and in subsequent periods.
The Company has no uncertain tax positions at any of the dates presented.

Foreign Currency Translation

We derive a portion of our revenue from foreign countries, which report to us in foreign currency, but pay in U.S. Dollars. Because of the fluctuations between the reporting time and the payment period (up to 60 days), it is necessary to make adjustments to our accounting records. These adjustments are recorded under a Foreign Currency Translation expense account, and shown in the Statement of Operations as a General & Administrative expense.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees ("ASC stock-based compensation guidance"). Stock-based compensation expense recognized during the requisite services period is based on the value of share-based payment awards after reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in our statement of operations for the years ended December 31, 2010 and 2009 was $39,985 and $7,447, respectively.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Effective January 1, 2009, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820- 10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable, accrued expenses and notes payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining the category in which an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each period.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and these differences may be material.

Research and Development Costs

The Company charges costs related to research & development of products to general and administrative expense as incurred. The types of costs included in research and development expenses include research materials, salaries, contractor fees, and support materials.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. We account for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed ("ASC Subtopic 985-20"). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists (as is the case for most of our products), this may occur early in the development cycle. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For most of our PC/Mac products, technological feasibility is established when a detailed game design document containing sufficient technical specifications written for a proven game engine or framework technology has been created and approved by management. However, technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to general and administrative expense.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Prior to a product's release, we expense, as part of "Cost of Sales—Product Development", capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.
Commencing upon product release, capitalized software development costs are amortized to "Cost of Sales—Product Development" based on the straight-line method over a twenty four month period.

We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

Based on current trends in our business, management has determined the expected shelf life of the majority of a game’s revenue will be realized over a two year period. Therefore, we have determined the appropriate amortization period for expensing capitalized production costs to be two years or twenty four months from date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac) will be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2010 and 2009, current and long-term capitalized software development costs on the balance sheet were $479,245 and $369,125, respectively.

From time to time, the Company engages in product development projects for third parties where the company does not retain the intellectual property rights to the games it develops. These types of development projects are often referred to as “work-for-hire.” In these instances, all costs associated with developing the games are expensed as they are incurred. We do this because the Company receives revenue based on project deliverables outlined as milestones in the development agreement executed by the Company and the third party that has engaged us to perform development work. These non-capitalized costs are represented as “Cost of Sales – Development Services” expenses on our financial statements.

For the years ended December 31, 2010, and 2009, the Company recorded “Cost of Sales – Development Services” charges $141,144 and $330,477, respectively.

Intellectual Property Licenses (Prepaid Royalties)

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the Company's products. Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid royalties or prepaid licensing fees), and a current liability, (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Commencing upon the related product's release date, intellectual property licenses costs are amortized to “Cost of Sales – Licensing” based upon the percentage of revenue outlined in the contract with each specific licensor. Generally, the Company’s intellectual property licensing contracts call for licensors to be paid a percentage of revenue actually received by the Company, with allowances for minimum guarantees. Sometimes, the terms of the specific licensing contracts allow for the Company to re-capture expenses before licensing out royalties are calculated.

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

For the year ended December 31, 2010 and 2009, prepaid royalties (or prepaid licensing fees) were $21,088 and $36,267, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update provides amendments to ASC Subtopic 820-10 requiring new disclosures regarding (1) transfers in and out of Levels 1 and 2, in which the Company should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) the reconciliation for fair value measurements using significant unobservable inputs (Level 3), in which the Company should present separately information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number). In addition the update provides clarification of existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchase, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, "Software-Revenue Recognition", to exclude from its requirements (a) non- software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009- 14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) ASC 105, "Generally Accepted Accounting Principles" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 16" ("SFAS 168")) as the single source of authoritative nongovernmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Company adopted the Codification and as a result, all references to authoritative accounting literature are now referenced in accordance with the Codification.

In April 2009, the FASB issued new accounting guidance ASC 825, "Financial Instruments" (formerly FASB Staff Position (“SOP”) No. 107-1, "Interim Disclosures about Fair Value of Financial Instruments" (“SOP 107-1”) ) related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s financial statements.

NOTE 3 — GOING CONCERN

As shown in the accompanying financial statements for the years ended December 31, 2010 and 2009, we have incurred net losses of $162,195 and $233,933, respectively. As of December 31, 2010 our deficit is $992,002. During fiscal 2010, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2011. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 — CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	December 31, 2010	December 31, 2009
Capitalized Production Costs	979,390	638,104
Accumulated Production Costs Amortization	(500,145)	(268,979)
Total Capitalized Production Costs, Net	$479,245	$369,125

Current	185,794	193,461
Long Term	293,451	175,664

We recognized amortization expense of $231,167 and $166,318 for the year ended December 31, 2010 and 2009, respectively.

NOTE 5 —                      FIXED ASSETS

Fixed assets, Net, consists of the following at:

	December 31, 2010	December 31, 2009
Computer Equipment	5,347	2,885
Communications Equipment	830	830
Accumulated Depreciation	(3,696)	(3,413)
Total Fixed Assets, Net	$2,481	$302

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over 3 years.  For the year ended December 31, 2010 and 2009, depreciation expense was $282 and $234 respectively.

NOTE 6 — ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	December 31, 2010	December 31, 2009
Employee Reimbursements owed	3,170	2,304
Payroll Liabilities	392	325
Accrued Vacation	55,540	45,467
Accrued Salary	93,600	93,600
Total Accrued Compensation	$152,702	$141,696

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 —  ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copy writes.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	December 31, 2010	December 31, 2009
Accrued Royalties	270,956	246,111
Unearned Royalties	229,852	110,578
Total Accrued and Unearned Royalties	$500,808	$356,689

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases

We have been residing in our current building at 228 W. Main Street, Tustin, California since 2006. Since that time, we have paid our rent on a month-to-month basis. As such, we are free to leave our current premises at any time with 30 days courtesy notice but we do not have a lease agreement with the property owner. This is our preference since it is our desire to be able to quickly expand to alternative office space should our growth require additional square footage than our current offices. The Company or Company employees or contractors own all of the computer and office equipment that is used in the course of business. We do not have any lease agreements for any office equipment.

We have a one year contract in place with an Internet service provider (one year contract that expires in March 2012).

NOTE 9 — DEBT

Debt consists of the following at:

	December 31, 2010	December 31, 2009
Current Notes Payable	75,000	-
Line of Credit	18,300	108,000
Long Term Notes Payable-Related Party	50,000	-
Total Debt	$143,300	$108,000
Less: Current	93,300	108,000
Long Term	$50,000	$-

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Convertible Notes – Related Party

On May 1, 2007, a Convertible Promissory Note was issued for proceeds of $110,000. The convertible promissory notes bear interest at the rate of 8% per annum and mature on June 30, 2009. The entire principal amount of and (at the Company’s option) accrued and unpaid interest on the promissory notes were to be converted into shares of the Company’s equity securities that were issued and sold at the close of the Company’s next equity financing in a single transaction or a series of related transactions yielding gross proceeds to the Company of at least $1,000,000 in the aggregate, not including amounts converted pursuant to the promissory notes.  On October 15, 2009, the 2010 PPM Offering (next equity financing) triggered the conversion of the Convertible Promissory Notes issued in 2006 and 2007. The Company issued 3,758,533 shares of its common stock at a conversion price of $0.10 per share for the conversion of $310,000 of principal and $65,853 of interest.  Our convertible note was contingently convertible only when we had an equity raise. Until such a raise the note was not convertible and no warrants were issued, the raise was completely within the control of the Company. In 2009, we began our equity raise and converted the notes at the contractually agreed upon conversion price which was equal to our price paid per unit and fair value and as such no beneficial conversion feature existed. In accordance with the terms of the note, 930,000 warrants were also issued at an exercise price of $.01 per share which represented a discount to the note when the warrants were issued upon the triggering event that resulted in conversion. The warrants were valued at $92,851 using a Black-Scholes model with an expected volatility of 171.66% and a discount rate of 3.49%. Since the notes underlying the warrants were relieved the discount resulting from these warrants of $92,851 was immediately expensed in 2009. Each note holder elected to exercise the warrants on a cashless basis. As a result, 837,000 shares of the Company’s common stock were issued to note holders.

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. We have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date. The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of December 31, 2010 and 2009, respectively.

The Company had a convertible note payable balance of $75,000 and $0 for the year ended December 31, 2010 and 2009, respectively.

Line of Credit

In October 2006, the Company obtained a $200,000 secured line of credit with Sunwest Bank in Tustin, California. The line of credit is secured with a $50,000 certificate of deposit and liens against the personal property of Craig Holland, CEO, and Mick Donahoo, CFO. The line of credit was set to mature on December 31, 2010 and bears interest of 7% per annum. The line of credit was renewed each year and terms were re-negotiated between the Company and Sunwest Bank.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On August 3, 2010, the Company entered into a Change of Terms Agreement, which modified the terms of its promissory note with Sunwest Bank dated October 20, 2006, as amended. Under the Change of Terms Agreement:

•	The facility changed from a “Commercial Non-Revolving Line-of-Credit” to a “Commercial Term Loan” with the effect being that no further funds would be advanced;
•
Sunwest Bank released a deposit account which was being used to secure the repayment of the amounts owed under promissory note in exchange for Mr. Craig Holland (a guarantor of the promissory note and owner of the deposit account) agreeing $50,000 of the funds in the deposit account would be used to pay down the amount owed under the promissory note;

•	As a result of the $50,000 payment, beginning July 31, 2010, the monthly principal payment was reduced from $5,000 to $1,900; and
•	The date on which the principal and any accrued interest were due under the promissory note, as amended (the Maturity Date), was extended from December 31, 2010 to September 30, 2011.

For the year ended December 31, 2010 and 2009, the balance was $18,300 and $108,000, respectively. As of December 31, 2010 and December 31, 2009 all interest payments were current therefore no accrued interest is recorded.

Long Term Note Payable- Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank debt. The money was loaned to the company at a rate of 10% interest compounded annually and matures on June 30, 2012. For the year ended December 31, 2010 and 2009, the Company recorded accrued interest of $2,580 and $0, respectively.

The Company recorded total interest expense for all debt of $10,921 and $29,857 for the year ended December 31, 2010 and 2009, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

Stock Issuance

The Company is authorized to issue up to 100,000,000 shares of its $.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

On January 31, 2010, the Private Placement Offering closed, and the Company entered into and closed a stock purchase agreement with multiple accredited investors for the sale of 3,444,000 shares of its common stock at a purchase price of $0.10 per share totaling $344,400. See discussion of 2010 Private Placement Offering below.

As of June 30, 2010, the Company issued 3,326,121 shares of its common stock to consultants in exchange for legal, financial, and marketing consulting related to the 2010 Private Placement Offering.

During 2009, 1,407,150 warrants and options were exercised on a cashless basis under the Company Stock Option Plan resulting in the issuance of 1,123,065 shares. See details of Exercising of Stock Warrants and Options below.

On October 15, 2009, the Company issued 3,758,533 shares of its common stock to note holders for conversion of principal of $310,000 and accrued interest of $65,854 at the conversion price of $.10 per share. The Company issued 837,000 shares of its common stock to note holders for the cashless exercise of 930,000 warrants. A total of 4,595,534 shares of common stock were issued in relation to conversion of promissory notes and associated warrants.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On October 15, 2009, the Company completed a 5.31-for-one forward stock split of the Company’s common stock. All amounts present have been adjusted to reflect the stock split.

Capitalized Private Placement Costs

In October of 2009, the Company created a Private Placement Memorandum to raise funds primarily for our upcoming public stock listing, working capital and general corporate purposes. Through the Memorandum, we offered to qualified accredited investors a maximum of 12,500,00 shares of our common stock. The subscription price per Share was $0.10 and the minimum purchase was Fifteen Thousand (15,000) Shares ($1,500). We reserved the right to accept subscriptions for fewer Shares at our sole discretion.

We agreed to pay Monarch Bay Associates, LLC, a licensed FINRA broker dealer (the “placement agent”), a commission of 5% of the gross proceeds of the Offering. In addition, we agreed to indemnify the Placement Agent against certain liabilities under the Securities Act of 1933, as amended.

Each Investor must qualify as an “Accredited Investor” under Regulation D of the Securities Act of 1933, as amended.

The Shares offered and sold pursuant hereto were not registered under the 1933 Act or under the securities laws of any state and were offered and sold in reliance upon exemptions from such registration requirements for non-public offerings pursuant to Regulation D under the Securities Act and applicable state securities laws, and therefore, are considered “restricted securities” as such is defined in Rule 144 promulgated under the 1933 Act.

The private placement offering closed on January 31, 2010, and $344,400 in funds were received and we issued 3,444,000 shares to those investors ($0.10/share). At this time, the Company issued 1,108,707 shares of its common stock to each of the following for legal and consulting services: The Lebrecht Group, Michael Southworth and Cardiff Partners. A total of $19,656 was paid to Monarch Bay Associates for the placement agent commission.

For the year ended December 31, 2010 and 2009 we capitalized $145,914 and $10,000, respectively, of costs associated with the offering as a charge to Additional Paid in Capital.

Discussion of 2006 Stock Option plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of the period ended September 30, 2010, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Under the 2006 Plan, options may be granted to employees, directors, and consultants. Only employees may receive “incentive stock options,” which are intended to qualify for certain tax treatment, and consultants and directors may receive “non-statutory stock options,” which do not qualify for such treatment. A holder of more than 10% of the outstanding voting shares may only be granted options with an exercise price of at least 110% of the fair market value of the underlying stock on the date of the grant, and if such holder has incentive stock options, the term of the options must not exceed five years.

Options and stock purchase rights granted under the 2006 Plan generally vest ratably over a four year period (typically 1⁄4 or 25% of the shares vest after the 1st year and 1/48 of the remaining shares vest each month thereafter); however, alternative vesting schedules may be approved by the Board of Directors in its sole discretion. Any unvested portion of an option or stock purchase right will accelerate and become fully vested if a holder’s service with the Company is terminated by the Company without cause within twelve months following a Change in Control (as defined in the 2006 Plan).

All options must be exercised within ten years after the date of grant. Upon a holder’s termination of service for any reason prior to a Change in Control, the Company may repurchase any shares issued to such holder upon the exercise of options or stock purchase rights. The Board of Directors may amend the 2006 Plan at any time. The 2006 Plan will terminate in 2016, unless terminated sooner by the Board of Directors.

On May 5, 2010, 400,000 options were granted to Jurgen Goldner with an exercise price of $0.10 per share for advisory services with a total fair value of $39,987. Subject to the terms of the advisory agreement, and continued service to the company, the following vesting schedule will exist: 100,000 options will vest on the following dates: November 5, 2010, February 5, 2011, and May 5, 2011. 100,000 of the options vested on August 5, 2010. As the straight-line expense over the requisite service period exceeded the expense for vested options, the Company recognized stock based compensation expense of $26,658 as of December 31, 2010 using straight-line method over the vesting period. The remaining $13,329 will be recognized in fiscal year 2011.

On August 2, 2010, 115,000 options were granted to Craig Holland with an exercise price of $0.11 per share with a total fair value of $11,494. Subject to the terms of the stock option agreement, and continued service to the company, the options will vest on February 2, 2011. As the straight-line expense over the requisite service period exceeded the expense for vested options, the Company recognized stock based compensation expense of $9,579 as of December 31, 2010 using straight-line method over the vesting period. The remaining $1,916 will be recognized in fiscal year 2011.

On August 2, 2010, 30,000 options were granted to Mark Brashear with an exercise price of $0.10 per share with a total fair value of $2,999. Subject to the terms of the stock option agreement, and continued service to the company, the options will vest on February 2, 2011. As the straight-line expense over the requisite service period exceeded the expense for vested options, the Company recognized stock based compensation expense of $2,499 as of December 31, 2010 using straight-line method over the vesting period. The remaining $500 will be recognized in fiscal year 2011.

On August 2, 2010, 15,000 options were granted to Kyle Christensen with an exercise price of $0.10 per share with a total fair value of $1,499. Subject to the terms of the stock option agreement, and continued service to the company, the options will vest on February 2, 2011. As the straight-line expense over the requisite service period exceeded the expense for vested options, the Company recognized stock based compensation expense of $1,249 as of December 31, 2010 using the straight-line method over the vesting period. The remaining $250 will be recognized in fiscal year 2011.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The fair value of each option grant during the period ended December 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with an expected life of 5 to 10 years, volatility of 311.67%-319.65% and a risk-free interest rate of 1.64%-2.31%. The weighted average fair value of the options granted in the period ended December 31, 2010 was $0.10.

On October 15, 2009, due to the planned Private Placement Offering (see this Note - Note 10 above), the Board of Directors decided to authorize the vesting of all outstanding shares. Subsequently, all options were exercised on a cashless basis.

The fair value of each option grant during the year ended December 31, 2009 was estimated on the date of grant using the Black-Scholes option- pricing model with an expected life of 5 to 10 years, volatility of 171.66% and a risk-free interest rate of 4.64% to 4.54%. The weighted average fair value of the options granted in 2009 was $0.10.

Stock-based compensation expense recognized in our statement of operations for the years ended December 31, 2010 and 2009 was $39,985 and $7,447, respectively. The Company granted a total of 560,000 and 0 options for the period ended December 31, 2010 and 2009, respectively.

The Company did not grant any warrants during the year ended December 31, 2010.  For the year ended December 31, 2009, the Company issued 930,000 warrants to note holders upon conversion of such notes. The Company valued the warrants using the Black Scholes Model and expensed $92,851 included in General and Administrative expenses on the Statement of Operations.

Exercising of Stock Warrants and Options

For the year ended December 31, 2010, no shares of common stock were issued on the cashless exercise of warrants or options. During 2009, the company issued 1,960,065 shares of common stock on the cashless exercise of warrants and options. 1,123,065 shares of common stock were issued to employees and third parties and the remaining 837,000 shares were issued to note holders upon conversion.

A summary of the status of the warrants and options issued by the Company as of December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price

Outstanding at beginning of year	-	$-	1,407,150	$0.01
Granted	560,000	0.10	930,000	0.01
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	(2,337,150)	0.01
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	-	$-

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11 — INCOME TAXES

The Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB, and any related interpretations of those standards sanctioned by the FASB. Accordingly, deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

Income tax expense consists entirely of California minimum franchise taxes of $800 and Delaware state taxes of $125. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027. The net operating loss as of December 31, 2010 is approximately $311,000. The net operating loss as of December 31, 2009 is approximately $420,500. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:

	December 31, 2010	December 31, 2009
Deferred Tax Asset	$105,819	$142,960
Valuation Allowances	$(105,819)	$(142,960)
Total:	-	-

NOTE 12 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the period ended December 31, 2010 and December 31, 2009, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.
Net loss per share for the period ending:

	December 31, 2010	December 31, 2009
Net Income/Loss	$(162,196)	$(233,933)
Weighted number of common shares outstanding-basic and fully diluted	37,369,375	27,756,389
Loss per share-basic and fully diluted	$(0.00)	$(0.01)

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan.  The money was loaned to us at a rate of 10% interest compounded annually.  As of December 31, 2010, Mr. Holland and Mr. Donahoo were each owed interest of $1,290 (for a total interest owed of $2,580) under these notes.  This brings the combined amount owed to Mr. Donahoo and Mr. Holland on these notes to a total amount of $52,580, as of December 31, 2010.  No principal or interest has been paid back to Mr. Donahoo or Mr. Holland as of December 31, 2010.

On July 1, 2010, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible any time at $0.10 per share.  The holder of this note is the Holland Family Trust, which is not controlled by any of our officers and directors, but is controlled by Franklina E. Holland, the mother of one of our officers and directors.  Under the note we have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The note matures on July 1, 2011.

NOTE 14 — SUBSEQUENT EVENTS

Management reported that there are no reportable events through the date of this filing.