Form 10-Q
period 2011-03-31
Freeze Tag, Inc.
filed 2011-05-16
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54267

FREEZE TAG, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4532392 (I.R.S. Employer Identification No.)
228 W. Main Street, 2nd Floor Tustin, California (Address of principal executive offices)	92780 (Zip Code)

Registrant’s telephone number, including area code    (714) 210-3850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 13, 2011, there were 39,038,720 shares of common stock, $0.001 par value, issued and outstanding.

FREEZE TAG, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$71,640	$107,369
Cash, Restricted	8,270	28,839
Accounts Receivable, Net	86,079	133,429
(Net of Allowance of $5,600 and $4,699 as of March 31, 2011 and December 31, 2010, respectively)
Capitalized Production Costs, Net	167,462	185,794
Prepaid Royalties	18,213	21,088
Prepaid Expenses	1,592	2,453
Total Current Assets	353,256	478,972
Fixed Assets, Net	2,221	2,481
(Net of depreciation of $3,956 as of March 31, 2011 and $3,696 as of December 31, 2010, respectively)
Other Long-term Assets, Net	320	320
(Net of amortization of $17,732 as of March 31, 2011 and December 31,2010)
Capitalized Production Costs, Net	377,761	293,451
TOTAL ASSETS	$733,558	$775,224
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	84,035	93,975
Accrued Compensation	156,130	152,702
Accrued Royalties	285,743	270,956
Accrued Interest	3,887	2,580
Accrued Expenses	754	1,833
Unearned Royalties	266,177	229,852
Current Notes Payable - Related Party	87,600	93,300
Total Current Liabilities	884,326	845,198
Long Term Notes Payable-Related Party	50,000	50,000
Total Liabilities	934,326	895,198
Equity (Deficit)
Preferred Stock $.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common Stock $.001 par value per share, 100,000,000 shares authorized, 39,038,720 shares issued and outstanding as of March 31, 2011 and December 31, 2010	39,039	39,039
Additional Paid-In Capital	839,288	832,989
Retained Deficit	(1,079,095)	(992,002)
Total Equity (Deficit)	(200,768)	(119,974)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$733,558	$775,224

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010
Revenues	$112,600	$205,128

Costs and Expenses:
Cost of Sales - Product Development	60,136	48,387
Cost of Sales - Development Services	-	66,417
Cost of Sales - Licensing	19,162	22,985
General & Administrative	113,538	62,383
Sales & Marketing	2,180	2,024
Amortization & Depreciation	259	54
Total Expense	195,275	202,249
Net Ordinary Income/Loss	(82,676)	2,879
Interest Income/Expense, net	2,317	2,255
Net Income/Loss before taxes	(84,992)	624
Income Tax Expense	2,101	925
Net Income/Loss	$(87,093)	$(301)

Weighted number of common shares outstanding-basic and fully diluted	39,038,720	36,275,626
Loss per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASHFLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income/(Loss)	$(87,093)	$(301)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	260	54
Stock based compensation	12,663	-
Amortization of capitalized production costs	55,707	48,168
Changes in operating assets and liabilities:
Accounts receivable	47,350	55,154
Capitalized Production Costs	(121,683)	(77,943)
Prepaid Royalties	2,876	(19,777)
Prepaid Expenses	861	985
Accounts Payable	(9,940)	(13,711)
Accrued Compensation	3,425	5,570
Accrued Royalties	14,787	375
Accrued Interest	1,307	-
Accrued Expenses	(1,079)	-
Unearned royalties	36,325	(61,605)
Net cash provided (used) by operating activities	$(44,234)	$(63,031)

Cash flows from financing activities:
Payments for PPM Costs	(6,364)	(82,306)
Repayments of debt, related party	(5,700)	(1,163)
Stock issued in exchange for cash	-	342,400
Net cash provided (used) by financing activities	$(12,064)	$258,931

Net increase (decrease) in cash	(56,298)	195,900
Cash at the beginning of the period	136,208	28,904
Cash at the end of the period	$79,910	$224,804

Non-cash transactions
Prepaid Insurance - Financed	$562	$-
Stock issued for PPM Costs	$3,326	$3,326
Stock issued for subscription receivable	$-	$2,000

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders Equity (Deficit)
For the Year Ended December 31, 2010 and the Three Months Ended March 31, 2011
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances as of December 31, 2009	32,268,599	$-	32,268,599	$32,269	$601,288	$(829,807)	$(196,250)

Shares issued for cost of equity offering	3,326,121	$-	3,326,121	$3,326	$(3,326)	$-	$-
Stock issued for cash	3,444,000	$-	3,444,000	$3,444	$340,956	$-	$344,400
Capitalized cost of equity offering	-	$-	-	$-	$(145,914)	$-	$(145,914)
Stock based compensation					$39,985		$39,985

Net loss	-	$-	-	$-	$-	$(162,195)	$(162,195)

Balances as of December 31, 2010	39,038,720	$-	39,038,720	$39,039	$832,989	$(992,002)	$(119,974)

Capitalized cost of equity offering	-	$-	-	$-	$(6,364)	$-	$(6,364)
Amortization of stock options	-	$-	-	$-	$12,663	$-	$12,663

Net loss	-	$-	-	$-	$-	$(87,093)	$(87,093)

Balances as of March 31, 2011	39,038,720	$-	39,038,720	$39,039	$839,288	$(1,079,095)	$(200,768)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at March 31, 2011 and December 31, 2010 were insured.  At March 31, 2011 and December 31, 2010 there were no cash equivalents.

Restricted Cash

In February of 2010, as a condition of the private equity offering of common shares of the Company, we entered into an escrow agreement, which governed the receipt and distribution of the funds.  At the time of closing, $171,125 (50%) of the funds were placed in to an escrow account, and these funds are being used to pay accounting, legal, and consulting fees associated with the public offering of common shares of the Company and the first 12 months of accounting and legal expenses following the successful listing on the OTCBB.  As of March 31, 2011, the remaining balance was $8,270 compared to $28,839 as of December 31, 2010.

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

During the period ended March 31, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Apple Inc. – 23%, Big Fish Games – 19%, Oberon – 14%, Exent Technologies and Denda Games – 11% each respectively.  During the period ended December 31, 2010, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 48% and Real Networks – 12%.

At March 31, 2011, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Square Enix Ltd – 35%, Oberon Media – 20%, Exent Technologies – 14% and Big Fish Games - 11%.  At December 31, 2010, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games - 39%, Square Enix Ltd – 22%, and Exent Technologies – 17%.

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees (“ASC stock-based compensation guidance”).  Stock-based compensation expense recognized during the requisite services period is based on the value of share-based payment awards after reduction for estimated forfeitures.  Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in our statement of operations for the period ending March 31, 2011 was $0, and $0 for the period ending March 31, 2010.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists.  We account for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”).  Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model.  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues.  For products where proven game engine technology exists (as is the case for most of our products), this may occur early in the development cycle. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established.  For most of our PC/Mac products, technological feasibility is established when a detailed game design document containing sufficient technical specifications written for a proven game engine or framework technology has been created and approved by management. However, technological feasibility is evaluated on a product-by-product basis.  Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account.  Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to general and administrative expense.

Prior to a product’s release, we expense, as part of “Cost of Sales—Product Development”, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

Commencing upon product release, capitalized software development costs are amortized to “Cost of Sales—Product Development” based on the straight-line method over a twenty four month period.

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

At March 31, 2011, and December 31, 2010, current and long-term capitalized software development costs on the balance sheet were $545,223 and $479,245 respectively.

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

For the period ending March 31, 2011, “Cost of Sales – Development Services” were $0.  For the period ended March 31, 2010, the Company recorded “Cost of Sales – Development Services” charges of $66,417.

Intellectual Property Licenses (Prepaid Royalties)

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the Company’s products.  Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products.  Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.  Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid royalties or prepaid licensing fees), and a current liability, (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  Commencing upon the related product’s release date, intellectual property licenses costs are amortized to “Cost of Sales – Licensing” based upon the percentage of revenue outlined in the contract with each specific licensor.  Generally, the Company’s intellectual property licensing contracts call for licensors to be paid a percentage of revenue actually received by the Company, with allowances for minimum guarantees.  Sometimes, the terms of the specific licensing contracts allow for the Company to re-capture expenses before licensing out royalties are calculated.

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

For the period ended March 31, 2011 and the year ended December 31, 2010, prepaid royalties (or prepaid licensing fees) were $18,213, and $21,088 respectively.

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

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.”  This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists.  When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist.  FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010.  Early adoption is not permitted.  Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units.  Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  This ASU is not expected to have any material impact to our financial statements.

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.”  A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period.  This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures.  If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.  The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

NOTE 3 — GOING CONCERN

As shown in the accompanying financial statements for the period March 31, 2011 and March 31, 2010, we have incurred net losses of $87,093, and $301, respectively.  As of March 31, 2011 our deficit is $1,079,095.  During the period ended March 31, 2011 and the year ended December 31, 2010, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods.  Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern.  Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2011.  Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 4 — CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	March 31, 2011	December 31, 2010

Capitalized Production Costs	1,101,075	979,390
Accumulated Production Costs Amortization	(555,852)	(500,145)
Total Capitalized Production Costs, Net	$545,223	$479,245

Current	167,462	185,794
Long Term	377,761	293,451

We recognized amortization expense of $55,707 for the period ended March 31, 2011 and $48,169 for the period ended March 31, 2010.

NOTE 5 — FIXED ASSETS

Fixed assets, Net, consists of the following at:

	March 31, 2011	December 31, 2010

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Accumulated Depreciation	(3956)	(3,696)
Total Fixed Assets, Net	$2,221	$2,481

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over 3 years.  For the periods ended March 31, 2011 and March 31, 2010 depreciation expense was $259 and $54, respectively.

NOTE 6 — ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:
	March 31, 2011	December 31, 2010

Employee Reimbursements owed	-	3,170
Payroll Liabilities	391	392
Accrued Vacation	62,139	55,540
Accrued Salary	93,600	93,600

Total Accrued Compensation	$156,130	$152,702

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 7 — ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copy writes.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:
	March 31, 2011	December 31, 2010

Accrued Royalties	285,743	270,956
Unearned Royalties	266,177	229,852

Total Accrued and Unearned Royalties	$551,920	$500,808

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 9 — DEBT

Debt consists of the following at:
	March 31, 2011	December 31, 2010

Current Notes Payable	75,000	75,000
Line of Credit	12,600	18,300
Long Term Notes Payable-Related Party	50,000	50,000

Total Debt	$137,600	$143,300
Less: Current	87,600	93,300
Long Term	$50,000	$50,000

Convertible Notes – Related Party

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  We have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of March 31, 2011.

The Company had a convertible note payable balance of $75,000 for period ended March 31, 2011 and December 31, 2010.

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

•	As a result of the $50,000 payment, beginning July 31, 2010, the monthly principal payment was reduced from $5,000 to $1,900; and

•	The date on which the principal and any accrued interest were due under the promissory note, as amended (the Maturity Date), was extended from December 31, 2010 to September 30, 2011.

For the period ended March 31, 2011 and year ended December 31, 2010, the balance was $12,600, and $18,300, respectively.  As of March 31, 2011 and December 31, 2010, all interest payments were current therefore no accrued interest is recorded.

Long Term Note Payable- Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank debt.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on June 30, 2012.  For the period ended March 31, 2011, and year ended December 31, 2010, the Company recorded accrued interest of $3,887 and $2,580, respectively.

The Company recorded total interest expense for all debt of $3,507 and $2,510 for the periods ended March 31, 2011 and March 31, 2010 respectively.

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

For the period ended March 31, 2011 and the year ended December 31, 2010 we capitalized $6,364 and $145,914, respectively, of costs associated with the offering as a charge to Additional Paid in Capital.

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

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

On May 5, 2010, 400,000 options were granted to Jurgen Goldner with an exercise price of $0.10 per share for advisory services with a total fair value of $39,987.  Subject to the terms of the advisory agreement, and continued service to the company, the following vesting schedule will exist: 100,000 options will vest on the following dates: November 5, 2010, February 5, 2011, and May 5, 2011. 100,000 of the options vested on August 5, 2010.  As the straight-line expense over the requisite service period exceeded the expense for vested options, the Company recognized stock based compensation expense of $36,654 and $0 as of  March 31, 2011 and March 31, 2010, respectively, using straight-line method over the vesting period.  The remaining $3,332 will be recognized in the second quarter of fiscal year 2011.

On August 2, 2010, 115,000 options were granted to Craig Holland with an exercise price of $0.11 per share with a total fair value of $11,494.  Subject to the terms of the stock option agreement, and continued service to the company, the options will vest on February 2, 2011.  As the straight-line expense over the requisite service period exceeded the expense for vested options, the Company recognized stock based compensation expense of $11,494 and $0 as of March 31, 2011 and March 31, 2010, respectively, using straight-line method over the vesting period.

On August 2, 2010, 30,000 options were granted to Mark Brashear with an exercise price of $0.10 per share with a total fair value of $2,999.  Subject to the terms of the stock option agreement, and continued service to the company, the options will vest on February 2, 2011. As the straight-line expense over the requisite service period exceeded the expense for vested options, the Company recognized stock based compensation expense of $2,999 and $0 as of March 31, 2011 and  March 31, 2010, respectively, using straight-line method over the vesting period.

On August 2, 2010, 15,000 options were granted to Kyle Christensen with an exercise price of $0.10 per share with a total fair value of $1,499.  Subject to the terms of the stock option agreement, and continued service to the company, the options will vest on February 2, 2011.  As the straight-line expense over the requisite service period exceeded the expense for vested options, the Company recognized stock based compensation expense of $1,499 and $0 as of March 31, 2011 and March 31, 2010, respectively, using the straight-line method over the vesting period.

The fair value of each option grant during the period ended December 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with an expected life of 5 to 10 years, volatility of 311.67%-319.65% and a risk-free interest rate of 1.64%-2.31%.  The weighted average fair value of the options granted in the period ended December 31, 2010 was $0.10.

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

Stock-based compensation expense recognized in our statement of operations for the period ended March 31, 2011 and March 31, 2010 was $12,663 and $0, respectively.  The Company granted a total of 0 options for the period ended March 31, 2011.

The Company did not grant any warrants during year ended December 31, 2010 or the period ended March 31, 2011.

Exercising of Stock Warrants and Options

For the period ended March 31, 2011 and the year ended December 31, 2010, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	-	$-
Granted	-	-	560,000	0.10
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

Income tax expense consists entirely of California minimum franchise taxes of $800 and Delaware state taxes of $125.  For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027.  The net operating loss as of March 31, 2011 is approximately $330,000.  The net operating loss as of December  31, 2010 is approximately $311,000.  No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

FREEZE TAG, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

Deferred tax asset and the valuation account consists of the following at:

	March 31, 2011	December 31, 2010
Deferred Tax Asset	$112,096	$105,819
Valuation Allowances	$(112,096)	$(105,819)
Total:	-	-

NOTE 12 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the period ended March 31, 2011 and March 31, 2010, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.

Net loss per share for the period ending:

	March 31, 2011	March 31, 2010
Net Income/Loss	$(87,093)	$(301)

Weighted number of common shares outstanding-basic and fully diluted	39,038,720	36,275,626
Loss per share-basic and fully diluted	$(0.00)	$(0.00)

NOTE 13 — RELATED PARTY TRANSACTIONS

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan.  The money was loaned to us at a rate of 10% interest compounded annually.  As of March 31, 2011, Mr. Holland and Mr. Donahoo were each owed interest of $1,943 (for a total interest owed of $3,887) under these notes.  This brings the combined amount owed to Mr. Donahoo and Mr. Holland on these notes to a total amount of $53,887, as of March 31, 2011.  No principal or interest has been paid back to Mr. Donahoo or Mr. Holland as of March 31, 2011.

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

NOTE 14 — SUBSEQUENT EVENTS

Management reported that there are no reportable events through the date of this filing.

*  *  *  *  *  *

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

During our most recent fiscal quarter ended March 31, 2011, we generated revenues of $112,600 from the sales our games compared to $205,128 for the quarter ended March 31, 2010.

During the quarter ended March 31, 2011, we released several new versions of our games in non-English speaking countries that have been performing well with some reaching #1 rankings in several countries. We did not publish any new titles in the 1st Quarter, but are working on finishing Unsolved Mystery Club®:  Ancient Astronauts® on PC/Mac which we anticipate will launch in the second quarter, and 3 iPhone/iPad games which will begin launching in the second quarter.  During the year ended December 31, 2011, we anticipate we will publish up to eight games for various platforms.  In 2011 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to certain third parties, for which we then have to pay royalties to the owner of the intellectual property.  We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.  We did not generate any revenue from work for hire or development services in the quarter ended March 31, 2011.  In keeping with the strategy of focusing on our own intellectual property, we anticipate that revenue derived from work for hire or development services will continue to diminish over time.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Introduction

Our revenues for the three months ended March 31, 2011 were $112,600, compared to $205,128 for the three months ended March 31, 2010.  Our revenues were down because we did not launch any new games, and we did not have the additional revenue that we had in the quarter ended March 31, 2010 associated with development services.  Our operating expenses were also down for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, but only slightly because the decrease in development services expenses were offset by an increase in our general and administrative expense.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, are as follows:

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010	Percentage Change
Revenue	$112,600	$205,128	(45%)

Costs and Expenses:
Cost of Sales – Product Development	60,136	48,387	24%
Cost of Sales – Development Services	-	66,417	-
Cost of Sales – Licensing	19,162	22,985	(17%)
General & Administrative	113,538	62,383	82%
Sales & Marketing	2,180	2,024	1%
Amortization & Depreciation	259	54	380%
Total Expense	$195,275	$202,249	(3%)

Net Ordinary Income (Loss)	$(82,676)	$2,879

Net Income (Loss)	$(87,093)	$(301)

Our revenues decreased from $205,128 for the three months ended March 31, 2010 to $112,600 for the three months ended March 31, 2011 because our revenue from development services went from $83,970 in the three months ended March 31, 2010 to $0 in the three months ended March 31, 2011.

Our total expense decreased slightly from $202,249 for the three months ended March 31, 2010 to $195,275 for the three months ended March 31, 2011 because our expenses related to development services decreased by $66,417.  This was offset by an increase in general and administrative expenses.

As a result of the above, our net loss increased from $301 for the three months ended March 31, 2010 to $87,093 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2011, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2011 was approximately $71,640, and our monthly cash flow burn rate is approximately $60,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities.  Now that we are a reporting company, we anticipate that our short term cash needs will increase by approximately $30,000 per quarter, which we do not believe we will be able to satisfy from our revenues for some time.  We intend to raise additional capital through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2011 and December 31, 2010, respectively, are as follows:

	(Unaudited) March 31, 2011	December 31, 2010	Change
Cash	$71,640	$107,369	$(35,729)
Total Current Assets	353,256	478,972	(125,716)
Total Assets	733,558	775,224	(41,666)
Total Current Liabilities	884,326	845,198	39,128
Total Liabilities	$934,326	$895,198	$39,128

Our current assets decreased by $125,716 as of March 31, 2011 as compared to December 31, 2010, primarily because of a decrease in accounts receivable of $47,350 or 55% and a decrease in our short-term capitalized production costs of $18,332 or 11%.

Our current liabilities increased by $39,128 as of March 31, 2011 as compared to December 31, 2010 primarily because of an increase in unearned royalties for the quarter of $36,325.

Our total liabilities increased by the same $39,128 as of March 31, 2011 as compared to December 31, 2010, due to the increase in unearned royalties as described above.

We intend to continue publishing and developing games based on our own intellectual property and across multiple platforms in 2011 which decreases our dependence on work for hire or development services revenue.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Although we had $71,640 in cash as of March, 31, 2011, based on our revenues, cash on hand and current monthly burn rate, around $65,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($44,234) for the three months ended March 31, 2011, as compared to ($63,031) for the three months ended March 31, 2010.  For the three months ended March 31, 2011, the net cash used in operating activities consisted primarily of our net loss of $87,093 and capitalized production costs of ($121,683), offset by amortization of capitalized productions costs of $55,707, changes in accounts receivable of $47,350, changes in unearned royalties of $36,325, changes in accrued royalties of $14,787, and stock based compensation of $12,663.  For the three months ended March 31, 2010, the net cash used in operating activities consisted primarily of our net loss of $301, capitalized production costs of ($77,943), changes in unearned royalties of ($61,605), changes in prepaid royalties of ($19,777), and changes in accounts payable of ($13,711), offset by changes in accounts receivable of $55,154 and amortization of capitalized productions costs of $48,168.

Investments

We did not have any cash flows from investing activity for the three month periods ended March 31, 2011 or March 31, 2010.

Financing

Our net cash provided (used) by financing activities for the three months ended March 31, 2011 was ($12,064), compared to $258,931 for the three months ended March 31, 2010.  For the three months ended March 31, 2011, our financing activities consisted of payments for PPM costs of ($6,364) and repayments of debt to a related party of ($5,700).  For the three months ended March 31, 2010, our financing activities consisted of stock issued in exchange for cash of $342,400, off set by payments for PPM costs of ($82,306) and repayments of debts to a related party of ($1,163).

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three-month period ended March 31, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2010.

(b)	Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our three-month period ending March 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As previously stated in our Annual Report on Form 10-K, to remediate the material weakness in our documentation, evaluation and testing of internal controls we hope to engage a third-party firm to assist us in remedying this material weakness.  Because of financial restraints, we have not started our remediation as of the date hereof.

(d)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

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

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2011.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

None.

ITEM 6	Exhibits

(a)	Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 9134, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: May 13, 2011	/s/ Craig Holland
By: Craig Holland
Its: President and Chief Executive Officer