Form 10-Q
period 2011-06-30
Freeze Tag, Inc.
filed 2011-08-15
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54267

FREEZE TAG, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4532392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 W. Main Street, 2nd Floor Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (714) 210-3850

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2011, there were 39,038,720 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1.   Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$38,296	$107,369
Cash, Restricted	-	28,839
Accounts Receivable, Net	55,159	133,429
(Net of Allowance of $5,600 as of June 30, 2011 and December 31, 2010)
Capitalized Production Costs, Net	173,833	185,794
Prepaid Royalties	17,056	21,088
Prepaid Expenses	3,141	2,453
Total Current Assets	287,485	478,972

Fixed Assets, Net	1,980	2,481
(Net of depreciation of $3,956 and $3,696 as of June 30, 2011 and December 31, 2010, respectively)
Other Long-term Assets, Net	69,920	320
(Net of amortization of $17,732 as of June 30, 2011 and December 31, 2010)
Capitalized Production Costs, Net	463,734	293,451
TOTAL ASSETS	$823,119	$775,224

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	89,124	93,975
Accrued Compensation	159,282	152,702
Accrued Royalties	330,309	270,956
Accrued Interest	5,242	2,580
Accrued Expenses	2,668	1,833
Current Technology Payable	18,000	-
Unearned Royalties	276,028	229,852
Current Notes Payable	7,100	18,300
Current Notes Payable - Related Party	125,000	75,000
Total Current Liabilities	1,012,753	845,198

Long Term Technology Payable,net	15,166	-
Long Term Notes Payable-Related Party	-	50,000
Total Liabilities	1,027,919	895,198

Equity (Deficit)
Preferred Stock	-	-
$.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010
Common Stock	39,039	39,039
$.001 par value per share, 100,000,000 shares authorized, 39,038,720 shares issued and outstanding as of June 30, 2011 and December 31, 2010
Additional Paid-In Capital	845,462	832,989
Common Stock Payable	33,600
Retained Deficit	(1,122,901)	(992,002)
Total Equity (Deficit)	(204,800)	(119,974)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$823,119	$775,224

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$164,418	$82,446	$277,018	$287,574

Costs and Expenses:
Cost of Sales - Product Development	55,707	61,064	115,843	109,452
Cost of Sales - Development Services	-	62,260	-	128,678
Cost of Sales - Licensing	45,963	5,226	65,125	28,211
General & Administrative	100,617	48,047	214,155	110,430
Sales & Marketing	2,076	2,989	4,256	5,013
Amortization & Depreciation	241	54	500	108
Total Expense	204,604	179,640	399,879	381,892
Net Ordinary Income/Loss	(40,186)	(97,194)	(122,862)	(94,318)
Interest Income/(Expense), net	(3,620)	(1,907)	(5,937)	(4,162)
Net Income/Loss before taxes	(43,806)	(99,101)	(128,799)	(98,480)
Income Tax Expense	-	-	2,101	925
Net Income/Loss	$(43,806)	$(99,101)	$(130,899)	$(99,405)

Weighted number of common shares outstanding-basic and fully diluted	39,038,720	39,038,720	39,038,720	37,664,806
Loss per share-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders Equity (Deficit)
For the Year Ended December 31, 2010 and the Six Months Ended June 30, 2011
(Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Payable	In Capital	Deficit	Total
Balances as of December 31, 2009	32,268,599	$-	32,268,599	$32,269		$601,288	$(829,807)	$(196,250)

Shares issued for cost of equity offering	3,326,121	$-	3,326,121	$3,326		$(3,326)	$-	$-
Stock issued for cash	3,444,000	$-	3,444,000	$3,444		$340,956	$-	$344,400
Capitalized cost of equity offering	-	$-	-	$-		$(145,914)	$-	$(145,914)
Stock based compensation						$39,985		$39,985

Net loss	-	$-	-	$-		$-	$(162,195)	$(162,195)

Balances as of December 31, 2010	39,038,720	$-	39,038,720	$39,039		$832,989	$(992,002)	$(119,974)

Capitalized cost of equity offering	-	$-	-	$-	$-	$(6,364)	$-	$(6,364)
Stock based compensation	-	$-	-	$-	$-	$16,003	$-	$16,003
Stock issued for Marishco Technology	-	$-	-	$-	$33,600	$-	$-	$33,600
Discount on Technology Payable	-	$-	-	$-	$-	$2,834	$-	$2,834

Net loss	-	$-	-	$-	$-	$-	$(130,899)	$(130,899)

Balances as of June 30, 2011	39,038,720	$-	39,038,720	$39,039	$33,600	$845,462	$(1,122,901)	$(204,800)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASHFLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income/(Loss)	$(130,899)	$(99,405)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	501	108
Stock based compensation	16,003	-
Amortization of capitalized production costs	111,414	108,833
Changes in operating assets and liabilities:
Accounts receivable	78,270	30,831
Capitalized Production Costs	(269,734)	(151,104)
Prepaid Royalties	4,033	(12,585)
Prepaid Expenses	(688)	486
Accounts Payable	(4,851)	(14,261)
Accrued Compensation	6,580	11,819
Accrued Royalties	59,351	(6,283)
Accrued Interest	131	-
Accrued Interest - Related Party	2,531
Accrued Expenses	834	-
Unearned royalties	46,176	(22,881)
Net cash provided (used) by operating activities	$(80,348)	$(154,442)

Cash flows from financing activities:
Payments for PPM Costs	(6,364)	(116,206)
Repayments of debt	(11,200)	(29,994)
Stock issued in exchange for cash	-	344,400
Net cash provided (used) by financing activities	$(17,564)	$198,200

Net increase (decrease) in cash	(97,912)	43,758
Cash at the beginning of the period	136,208	28,904
Cash at the end of the period	$38,296	$72,662

Non-cash transactions
Prepaid Insurance - Financed	$-	$1,669
Stock issued for PPM costs	$-	$3,326
Intangible assets purchased	$69,600	$-
Debt issued for intangible asset purchase,net	$33,166	$-
Stock issued for subscription payable	$33,600	$-

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 -  THE COMPANY

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at June 30, 2011 and December 31, 2010 were insured.  At June 30, 2011 and December 31, 2010 there were no cash equivalents.

Restricted Cash

In February of 2010, as a condition of the private equity offering of common shares of the Company, we entered into an escrow agreement, which governed the receipt and distribution of the funds.  At the time of closing, $171,125 (50%) of the funds were placed in to an escrow account, and these funds are being used to pay accounting, legal, and consulting fees associated with the public offering of common shares of the Company and the first 12 months of accounting and legal expenses following the successful listing on the OTCBB.  As of June 30, 2011, the remaining balance was $0 compared to $28,839 as of December 31, 2010.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

At June 30, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Mumbo Jumbo – 35%, Exent Technolgies– 16%, Big Fish Games – 12%, S.A.D. -11% – respectively.  At December 31, 2010, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 48% and Real Networks – 12%.

At June 30, 2011, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent – 28%, S.A.D – 21%, Big Fish Games – 18.7%, Oberon Media –15.8%.  At December 31, 2010, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games - 39%, Square Enix Ltd – 22%, and Exent Technologies – 17%.

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

Foreign Currency Translation

We derive a portion of our revenue from foreign countries, which report to us in foreign currency, but pay in U.S. Dollars.  Because of the fluctuations between the reporting time and the payment period (up to 60 days), it is necessary to make adjustments to our accounting records.  These adjustments are recorded under a Foreign Currency Translation expense account, and shown in the Statement of Operations as a General and Administrative expense.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
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

Stock-based compensation expense recognized in our statement of operations for the six month period ended June 30, 2011 was $16,003, and $0 for the six month period ended June 30, 2010.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
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

Research and Development Costs

The Company charges costs related to research and development of products to general and administrative expense as incurred.  The types of costs included in research and development expenses include research materials, salaries, contractor fees, and support materials.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

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

At June 30, 2011, and December 31, 2010, current and long-term capitalized software development costs on the balance sheet were $637,567 and $479,245 respectively.

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

For the six month period ended June 30, 2011, “Cost of Sales – Development Services” were $0.  For the six month period ended June 30, 2010, the Company recorded “Cost of Sales – Development Services” charges of $128,678.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

For the six month period ended June 30, 2011 and the year ended December 31, 2010, prepaid royalties (or prepaid licensing fees) were $17,056, and $21,088 respectively.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
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

NOTE 3 - GOING CONCERN

For the six month period ended June 30, 2011, we incurred net losses of $130,889, and incurred cumulative losses of $1,122,901.  During the six month period ended June 30, 2011 and the year ended December 31, 2010, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods.  Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern.  Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2011.  Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 4 -  CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	June 30, 2011	December 31, 2010

Capitalized Production Costs	1,249,126	979,390
Accumulated Production Costs Amortization	(611,558)	(500,145)
Total Capitalized Production Costs, Net	$637,567	$479,245

Current	173,833	185,794
Long Term	463,734	293,451

We recognized amortization expense of $111,414 and $108,833 for the six month period ended June 30, 2011 and 2010, respectively.

NOTE 5 - OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment.  The common stock is payable in eight quarterly installments of 12,000 shares per installment.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the six month period ended June 30, 2011 and 2010 amortization expense was $0.

NOTE 6 -  FIXED ASSETS

Fixed assets, Net, consists of the following at:
	June 30, 2011	December 31, 2010

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Accumulated Depreciation	(4,197)	(3,696)
Total Fixed Assets, Net	$1,980	$2,481

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over three years.  For the six month period ended June 30, 2011 and 2010 depreciation expense was $501 and $108, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 7 -  ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:
	June 30, 2011	December 31, 2010

Employee Reimbursements owed	-	3,170
Payroll Liabilities	391	392
Accrued Vacation	65,290	55,540
Accrued Salary	93,600	93,600

Total Accrued Compensation	$159,282	$152,702

NOTE 8 -  ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copy writes.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:
	June 30, 2011	December 31, 2010

Accrued Royalties	330,309	270,956
Unearned Royalties	276,028	229,852

Total Accrued and Unearned Royalties	$606,337	$500,808

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

We have a one year contract in place with an Internet service provider (one year contract that expires in March 2012).

Technology Payable

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party which included a liability in the amount of $36,000 and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment and there is no stated interest rate.  As of June 30, 2011, no installments have been made therefore the original balance of $36,000 is recorded as a liability, net of a discount of $2,834.  The discount will be amortized over the life of the liability using the effective interest method.  As of June 30, 2011, the Company recognized a current liability of $18,000, long term liability of $15,166 and amortization of debt discount of $0.

NOTE 10  -  DEBT

Debt consists of the following at:
	June 30, 2011	December 31, 2010

Line of Credit	7,100	18,300
Notes Payable-Related Party	125,000	125,000

Total Debt	$132,100	$143,300
Less: Current	132,100	93,300
Long Term	$-	$50,000

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

For the six month period ended June 30, 2011 and year ended December 31, 2010, the balance was $7,100, and $18,300, respectively.  As of June 30, 2011 and December 31, 2010, all interest payments were current therefore no accrued interest is recorded.

Convertible Note Payable – Related Party

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of June 30, 2011.  The Company had a convertible note payable balance of $75,000 for period ended June 30, 2011 and December 31, 2010.

Note Payable- Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank debt.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on June 30, 2012.  The Company had a note payable balance of $50,000 for period ended June 30, 2011 and December 31, 2010.  For the period ended June 30, 2011, and year ended December 31, 2010, the Company recorded accrued interest of $5,242 and $2,580, respectively.

The Company recorded total interest expense for all debt of $7,127 and $4,631 for the six month period ended June 30, 2011 and 2010, respectively.

NOTE 11 -  STOCKHOLDERS’ EQUITY

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

As of June 30, 2010, the Company issued 3,326,121 shares of its common stock to consultants in exchange for legal, financial, and marketing consulting related to the 2010 Private Placement Offering.

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock.  The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment.  The first installment will be delivered effective September 30, 2011.  As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date.  The amount is recorded in common stock payable as of June 30, 2011.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

For the six month period ended June 30, 2011 and the year ended December 31, 2010 we capitalized $6,364 and $145,914, respectively, of costs associated with the offering as a charge to Additional Paid in Capital.

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

The Company granted 560,000 stock options during the year ended December 31, 2010.  As of June 30, 2011, the stock options became fully vested and expensed accordingly.  The Company did not grant any stock options for the period ended June 30, 2011.

Stock-based compensation expense recognized in our statement of operations for the six month period ended June 30, 2011 and 2010 was $16,003 and $0, respectively.

The Company did not grant any warrants during year ended December 31, 2010 or the period ended June 30, 2011.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

Exercising of Stock Warrants and Options

For the six month period ended June 30, 2011 and the year ended December 31, 2010, no shares of common stock were issued on the cashless exercise of warrants or options.
A summary of the status of the warrants and options issued by the Company as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	-	$-
Granted	-	-	560,000	0.10
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

NOTE 12 - INCOME TAXES

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

Income tax expense consists entirely of California minimum franchise taxes of $800 and Delaware state taxes of $125. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027.  The net operating loss as of June 30, 2011 is approximately $314,000.  The net operating loss as of December 31, 2010 is approximately $311,000.  No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

Deferred tax asset and the valuation account consists of the following at:
	June 30, 2011	December 31, 2010

Deferred Tax Asset	$106,832	$105,819
Valuation Allowances	$(106,832)	$(105,819)
Total:	-	-

NOTE 13 - EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  For the six month period ended June 30, 2011 and June 30, 2010, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.

Net loss per share for the three month period ending:
	June 30, 2011	June 30, 2010
Net Income/Loss	$(130,899)	$(99,405)

Weighted number of common shares outstanding-basic and fully diluted	39,038,720	37,664,806
Loss per share-basic and fully diluted	$(0.00)	$(0.00)

NOTE 14 -  RELATED PARTY TRANSACTIONS

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  As of June 30, 2011, the stock option are fully expensed and included in stock based compensation of $16,003.

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan.  The money was loaned to us at a rate of 10% interest compounded annually.  The Company had a note payable balance of $50,000 for period ended June 30, 2011 and December 31, 2010.  For the period ended June 30, 2011, and year ended December 31, 2010, the Company recorded accrued interest of $5,242 and $2,580, respectively.

On July 1, 2010, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible any time at $0.10 per share.  The holder of this note is the Holland Family Trust, which is not controlled by any of our officers and directors, but is controlled by Franklena E. Holland, the mother of one of our officers and directors.  Under the note we have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The note matures on July 1, 2011.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of June 30, 2011.  The Company had a convertible note payable balance of $75,000 for period ended June 30, 2011 and December 31, 2010.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 15 - SUBSEQUENT EVENTS

On July 21, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $62,500 (the “Note”).  The Note has a maturity date of April 25, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price.  The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%).  “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Fixed Conversion Price” shall mean $0.00009.  The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933.  The purchase and sale of the Note closed on August 1, 2011, the date that the purchase price was delivered to us.  The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder.  The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

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

During our most recent fiscal quarter ended June 30, 2011, we generated revenues of $164,418 from the sales our games compared to $82,446 for the quarter ended June 30, 2010 and $112,600 for the quarter ended March 31, 2011.  Our revenue for the six months ended June 30, 2011 was $277,018 compared to $287,574 for the six months ended June 30, 2010.

During the quarter ended June 30, 2011, we continued to release new versions of our games in non-English speaking countries that have been performing well with some reaching #1 rankings in several countries.  We launched one iPhone/iPad game (Victorian Mysteries®: The Moonstone) during the Second Quarter, and Unsolved Mystery Club®: Ancient Astronauts® on PC/Mac in July 2011, and .  During the remainder of the year ended December 31, 2011, we anticipate we will publish up to six additional titles for various platforms.  In 2011 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to third parties, for which we then have to pay royalties to the owner of the intellectual property.  We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.  We did not generate any revenue from work for hire or development services in the six months ended June 30, 2011.  In keeping with the strategy of focusing on our own intellectual property, we anticipate that revenue derived from work for hire or development services will continue to diminish over time.

Results of Operations for the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Introduction

Our revenues for the three and six months ended June 30, 2011 were $164,418 and $277,018, respectively, compared to $82,446 and $287,574, respectively, for the three and six months ended June 30, 2010.  In 2010, our revenue was heavily weighted in the second quarter, while in 2011 it was more evenly spread between the quarters.  This is a factor of when our new games are released and why, in the opinion of our management, a review of longer financial periods is more reflective of our overall financial performance.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, are as follows:

	3 Months Ended June 30, 2011	6 Months Ended June 30, 2011	3 Months Ended June 30, 2010	6 Months Ended June 30, 2010

Revenue	$164,418	277,018	$82,446	287,574

Costs and Expenses:
Cost of Sales – Product Development	55,707	115,843	61,064	109,452
Cost of Sales – Development Services	-	-	62,260	128,678
Cost of Sales – Licensing	45,963	65,125	5,226	28,211
General & Administrative	100,617	214,155	48,047	110,430
Sales & Marketing	2,076	4,256	2,989	5,013
Amortization & Depreciation	241	500	54	108
Total Expense	$204,604	399,879	$179,640	381,892

Net Ordinary Income (Loss)	$(40,186)	(122,862)	$(97,194)	(94,318)

Net Income (Loss)	$(43,806)	(130,899)	$(99,101)	(99,405)

Our revenues for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, decreased slightly because our new title launched late in the Second Quarter, and we did not have the additional revenue that we had in 2010 associated with development services (our revenue from development services has been $0 for the three and six months ended June 30, 2011).  This is consistent with our strategy of shifting revenue to our own intellectual property.  Our revenues for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, increased by $81,972, or 99.4%, because of the timing of the release of titles on a quarter to quarter basis.

Our operating expenses for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, increased slightly.  Our total expenses increased slightly from $381,892 for the six months ended June 30, 2010 to $399,879 for the six months ended June 30, 2011 because of an increase in general and administrative expenses of $103,725 and licensing expenses of $36,914, offset by a decrease in our expenses related to development services of $128,678.  Our general and administrative expenses increased because of the costs associated with being a fully-reporting public company, marketing expenses, and staffing requirements associated with localizing existing titles, and our licensing expenses increased because of accrued royalty payments.  Our operating expenses as a percentage of revenues for the six months ended June 30, 2011 and June 30, 2010 was 144% and 133%, respectively.

Our operating expenses for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, increased by $24,964, or 14%, because of our increased general and administrative expenses offset by our decrease in expenses related to development services, as described above.  Our operating expenses as a percentage of revenues for the three months ended June 30, 2011 and June 30, 2010 was 124% and 218%, respectively.  The large reduction in operating expenses as a percentage of revenues was because of increased revenue in the quarter.

As a result of the above, our net loss increased from $99,405 for the six months ended June 30, 2010 to $130,899 for the six months ended June 30, 2011.  Our net loss for the three months ended June 30, 2011 was $43,806, compared to $99,101 for the three months ended June 30, 2010.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2011, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2011 was approximately $38,296, and our monthly cash flow burn rate is approximately $60,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities.  Now that we are a reporting company, we anticipate that our short term cash needs will increase by approximately $30,000 per quarter, which we do not believe we will be able to satisfy from our revenues for some time.  We intend to raise additional capital through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2011 and December 31, 2010, respectively, are as follows:

	(Unaudited) June 30, 2011	December 31, 2010	Change

Cash	$38,296	$107,369	$(69,073)
Total Current Assets	287,485	478,972	(191,487)
Total Assets	823,119	775,224	47,895
Total Current Liabilities	1,012,753	845,198	167,555
Total Liabilities	$1,027,919	$895,198	$132,721

Our current assets decreased by $191,487 as of June 30, 2011 as compared to December 31, 2010, primarily because of a decrease in cash and restricted cash of $97,912, or 72%, a decrease in accounts receivable of $78,270 or 59%, and a decrease in our short-term capitalized production costs of $11,961 or 6.5%.

Our current liabilities increased by $167,555 as of June 30, 2011 as compared to December 31, 2010 primarily because of an increase in accrued royalties of $59,353, unearned royalties of $46,176, current technology payable of $18,000 and current notes payable to a related party of $50,000.

Our total liabilities increased by $132,721 as of June 30, 2011 as compared to December 31, 2010, due to the increases in current liabilities described above, plus an increase in long term technology payable of $15,166, offset by a decrease in long term notes payable to a related party of $50,000.

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

Cash Requirements

Although we had $38,296 in cash as of June 30, 2011, based on our revenues, cash on hand and current monthly burn rate, around $60,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($80,348) for the six months ended June 30, 2011, as compared to ($154,442) for the six months ended June 30, 2010.  For the six months ended June 30, 2011, the net cash used in operating activities consisted primarily of our net loss of $130,899 and capitalized production costs of ($269,734), offset by amortization of capitalized productions costs of $111,414, changes in accounts receivable of $78,270, changes in unearned royalties of $46,176, changes in accrued royalties of $59,351, and stock based compensation of $16,003.  For the six months ended June 30, 2010, the net cash used in operating activities consisted primarily of our net loss of $99,405, capitalized production costs of ($151,104), changes in unearned royalties of ($22,881), changes in prepaid royalties of ($12,585), and changes in accounts payable of ($14,261), offset by changes in accounts receivable of $30,831 and amortization of capitalized productions costs of $108,833.

Investments

We did not have any cash flows from investing activity for the six month periods ended June 30, 2011 or June 30, 2010.

Financing

Our net cash provided (used) by financing activities for the six months ended June 30, 2011 was ($17,564), compared to $198,200 for the six months ended June 30, 2010.  For the six months ended June 30, 2011, our financing activities consisted of payments for PPM costs of ($6,364) and repayments of debt of ($11,200).  For the six months ended June 30, 2010, our financing activities consisted of stock issued in exchange for cash of $344,400, offset by payments for PPM costs of ($116,206) and repayments of debt of ($29,994).

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4   Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three and six month period ended June 30, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2010.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(c)           Remediation of Material Weaknesses

As previously stated in our Annual Report on Form 10-K, to remediate the material weakness in our documentation, evaluation and testing of internal controls we hope to engage a third-party firm to assist us in remedying this material weakness.  Because of financial restraints, while we have interviewed several such firms, we have not started our remediation as of the date hereof.

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

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended June 30, 2011.

ITEM 3   Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4   (Removed and Reserved)

ITEM 5   Other Information

None.

ITEM 6   Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

10.1*	Technology Transfer Agreement

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_____________
*	Filed herewith.

(1)           Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: August 15, 2011	/s/ Craig Holland
By: Craig Holland
Its: President and Chief Executive Officer