Form 10-Q
period 2011-09-30
Freeze Tag, Inc.
filed 2011-11-14
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 10, 2011, there were 39,150,720 shares of common stock, $0.001 par value, issued and outstanding.

FREEZE TAG, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1	Financial Statements	5

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4	Controls and Procedures	32

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings	34

ITEM 1A	Risk Factors	34

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3	Defaults Upon Senior Securities	36

ITEM 4	(Removed and Reserved)	36

ITEM 5	Other Information	36

ITEM 6	Exhibits	37

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

ITEM 1  Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$44,772	$107,369
Cash, Restricted	-	28,839
Accounts Receivable, Net	170,236	133,429
(Net of Allowance of $5,600 as of September 30, 2011 and December 31, 2010)
Capitalized Production Costs, Net	274,859	185,794
Prepaid Royalties	13,217	21,088
Prepaid Expenses	2,065	2,453
Total Current Assets	505,149	478,972

Fixed Assets, Net	1,775	2,481
(Net of depreciation of $4,402 and $3,696 as of September 30, 2011 and December 31, 2010, respectively)
Other Long-term Assets, Net	64,120	320
(Net of amortization of $23,532 and $17,732 as of September 30, 2011 and December 31, 2010 respectively)
Capitalized Production Costs, Net	441,870	293,451
TOTAL ASSETS	$1,012,914	$775,224

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	87,686	93,975
Accrued Compensation	159,806	152,702
Accrued Royalties	341,793	270,956
Accrued Interest	7,741	2,580
Accrued Expenses	1,701	1,833
Current Technology Payable	18,000	-
Unearned Royalties	286,423	229,852
Current Convertible Note Payable, Net	27,791	18,300
(Net of debt discount of $76,108 and $0 as of September 30, 2011 and December 31, 2010 respectively)
Current Note Payable - Related Party	125,000	75,000
Total Current Liabilities	1,055,941	845,198

Long Term Technology Payable,net	11,217	-
Long Term Notes Payable-Related Party	-	50,000
Total Liabilities	1,067,158	895,198

Equity (Deficit)
Preferred Stock	-	-
$.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010
Common Stock	39,151	39,039
$.001 par value per share, 100,000,000 shares authorized, 39,150,720 shares issued and outstanding as of September 30, 2011 and December 31, 2010
Additional Paid-In Capital	970,686	832,989
Common Stock Payable	29,400
Retained Deficit	(1,093,481)	(992,002)
Total Equity (Deficit)	(54,244)	(119,974)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$1,012,914	$775,224

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$303,011	$155,529	$580,029	$443,101

Costs and Expenses:
Cost of Sales - Product Development	79,932	52,197	191,346	161,649
Cost of Sales - Development Services	-	5,727	-	134,405
Cost of Sales - Licensing	15,551	31,203	80,676	59,415
General & Administrative	151,175	109,234	369,758	219,651
Sales & Marketing	6,648	1,691	10,905	6,705
Amortization & Depreciation	206	54	706	162
Total Expense	253,512	200,105	653,391	581,987
Net Ordinary Income/Loss	49,499	(44,577)	(73,362)	(138,886)
Interest Income/(Expense), net	(20,079)	(2,801)	(26,016)	(6,963)
Net Income/Loss before taxes	29,420	(47,378)	(99,378)	(145,849)
Income Tax Expense	-	-	2,101	925
Net Income/Loss	$29,420	$(47,378)	$(101,479)	$(146,774)

Weighted number of common shares outstanding-basic	39,055,111	39,038,720	39,044,244	38,127,810
Income/ (Loss) per share-basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted number of common shares outstanding-fully diluted	40,882,968	39,038,720	40,872,101	38,127,810
Income/ (Loss) per share-fully diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASHFLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income/(Loss)	$(101,479)	$(146,789)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation expense	706	162
Amortization of technology	5,800
Amortization of capitalized production costs	185,547
Interest Charge on debt discount	15,578
Stock based compensation	16,003	21,992
Stock issued for services	30,000	161,030
Changes in operating assets and liabilities:
Accounts receivable	(36,807)	(33,957)
Capitalized Production Costs	(423,029)	(242,621)
Prepaid Royalties	7,872	12,018
Prepaid Expenses	388	398
Accounts Payable	(6,288)	2,865
Accrued Expenses	82,966	17,583
Unearned royalties	56,571	-
Net cash provided (used) by operating activities	$(166,172)	$(207,319)

Cash flows from financing activities:
Payments for PPM Costs	(6,364)	(138,770)
Borrowings of debt	102,500	105,000
Repayments of debt	(21,400)	(84,000)
Stock issued in exchange for cash	-	344,400
Net cash provided (used) by financing activities	$74,736	$226,630

Net increase (decrease) in cash	(91,436)	19,311
Cash at the beginning of the period	136,208	28,904
Cash at the end of the period	$44,772	$48,215

Non-cash transactions
Prepaid Insurance - Financed	$-	$746
Stock issued for PPM costs	$-	$3,326
Debt Discount	$91,136
Intangible assets purchased	$69,600	$-
Debt issued for intangible asset purchase,net	$33,166	$-
Stock issued for subscription payable	$33,600	$-

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders Equity (Deficit)
For the Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011
(Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock Payable	Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances as of December 31, 2009	32,268,599	$-	32,268,599	$32,269		$601,288	$(829,807)	$(196,250)

Shares issued for cost of equity offering	3,326,121	$-	3,326,121	$3,326		$(3,326)	$-	$-
Stock issued for cash	3,444,000	$-	3,444,000	$3,444		$340,956	$-	$344,400
Capitalized cost of equity offering	-	$-	-	$-		$(145,914)	$-	$(145,914)
Stock based compensation						$39,985		$39,985

Net loss	-	$-	-	$-		$-	$(162,195)	$(162,195)

Balances as of December 31, 2010	39,038,720	$-	39,038,720	$39,039		$832,989	$(992,002)	$(119,974)

Capitalized cost of equity offering	-	$-	-	$-	$-	$(6,364)	$-	$(6,364)
Stock based compensation	-	$-	-	$-	$-	$16,003	$-	$16,003
Stock issued for Marishco Technology	-	$-	12,000	$12	$29,400	$4,188	$-	$33,600
Discount on Technology Payable	-	$-	-	$-	$-	$2,834	$-	$2,834
Stock issued for PR Services	-	$-	100,000	$100	$-	$29,900	$-	$30,000
BCF on Convertible Notes	-	$-	-	$-	$-	$91,136	$-	$91,136

Net loss	-	$-	-	$-	$-	$-	$(101,479)	$(101,479)

Balances as of September 30, 2011	39,038,720	$-	39,150,720	$39,151	$29,400	$970,686	$(1,093,481)	$(54,244)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
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
September 30, 2011
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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at September 30, 2011 and December 31, 2010 were insured.  At September 30, 2011 and December 31, 2010 there were no cash equivalents.

Restricted Cash

In February of 2010, as a condition of the private equity offering of common shares of the Company, we entered into an escrow agreement, which governed the receipt and distribution of the funds.  At the time of closing, $171,125 (50%) of the funds were placed in to an escrow account, and these funds are being used to pay accounting, legal, and consulting fees associated with the public offering of common shares of the Company and the first 12 months of accounting and legal expenses following the successful listing on the OTCBB.  As of September  30, 2011, the remaining balance was $0 compared to $28,839 as of December 31, 2010.

Releasing the funds required the signatures of both the Company, and a representative from Monarch Bay Management Company.

Because of these restrictions on the use of funds, we have placed them on the balance sheet in a “Restricted Cash” category.

Allowances for Returns, Price Protection, and Doubtful Accounts

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

At September 30, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 61.31%.  At December 31, 2010, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 48% and Real Networks – 12%.

At September 30, 2011, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games – 56.14%, and Exent –13.96%.  At December 31, 2010, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games - 39%, Square Enix Ltd – 22%, and Exent Technologies – 17%.

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

Stock-based compensation expense recognized in our statement of operations for the nine month period ended September 30, 2011 was $16,003, and $21,992 for the nine month period ended September 30, 2010.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

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
September 30, 2011
(Unaudited)

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
September 30, 2011
(Unaudited)

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

At September 30, 2011, and December 31, 2010, current and long-term capitalized software development costs on the balance sheet were $716,729 and $479,245 respectively.

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

For the nine month period ended September 30, 2011, “Cost of Sales – Development Services” was $0.  For the nine month period ended September 30, 2010, the Company recorded “Cost of Sales – Development Services” charges of $134,405.

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
September 30, 2011
(Unaudited)

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

For the nine month period ended September 30, 2011 and the year ended December 31, 2010, prepaid royalties (or prepaid licensing fees) were $13,217, and $21,088 respectively.

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
September 30, 2011
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

NOTE 3 —  GOING CONCERN

For the three month period ended September 30, 2011, we incurred a net gain of $29,420.  For the nine month period ended September 30, 2011, we incurred net losses of $101,479, and incurred cumulative losses of $1,093,481.  During the nine month period ended September 30, 2011 and the year ended December 31, 2010, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods.  Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern.  Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2011.  Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 4 —  CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	September 30, 2011	December 31, 2010

Capitalized Production Costs	1,402,419	979,390
Accumulated Production Costs Amortization	(685,690)	(500,145)
Total Capitalized Production Costs, Net	$716,729	$479,245

Current	274,859	185,794
Long Term	441,870	293,451

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

We recognized amortization expense of $185,547 and $161,030 for the nine month period ended September 30, 2011 and 2010, respectively.

NOTE 5 —  OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment.  On September 21, 2011, the Company issued 12,000 shares to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the nine month period ended September 30, 2011 and 2010 amortization expense was $5,800 and $0 respectively.

NOTE 6 —  FIXED ASSETS

Fixed assets, Net, consists of the following at:

	September 30, 2011	December 31, 2010

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Accumulated Depreciation	(4,402)	(3,696)
Total Fixed Assets, Net	$1,775	$2,481

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over three years.  For the nine month period ended September 30, 2011 and 2010 depreciation expense was $706 and $162, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 7 —  ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	September 30, 2011	December 31, 2010

Employee Reimbursements owed	-	3,170
Payroll Liabilities	391	392
Accrued Vacation	64,556	55,540
Accrued Salary	93,600	93,600

Total Accrued Compensation	$159,806	$152,702

NOTE 8 — ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copy writes.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	September 30, 2011	December 31, 2010

Accrued Royalties	341,793	270,956
Unearned Royalties	286,423	229,852

Total Accrued and Unearned Royalties	$628,216	$500,808

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 9 —  COMMITMENTS AND CONTINGENCIES

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

Technology Payable

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party which included a liability in the amount of $36,000 and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment and there is no stated interest rate.  Therefore the balance of $36,000 was recorded as a liability, net of a discount of $2,834 with the discount to be amortized over the life of the liability using the effective interest method.  As of September 30, 2011, the Company recognized a current liability of $18,000, long term liability of $11,217 and amortization of debt discount of $551.

NOTE 10 — DEBT

Debt consists of the following at:
	September 30, 2011	December 31, 2010

Line of Credit	1,400	18,300
Notes Payable-Related Party	125,000	125,000
Notes Payable	103,900	-
Total Debt	$230,300	$143,300
Less: Current	230,300	93,300
Long Term	$-	$50,000

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

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

For the nine month period ended September 30, 2011 and year ended December 31, 2010, the balance was $1,400, and $18,300, respectively.  As of September 30, 2011 and December 31, 2010, all interest payments were current therefore no accrued interest is recorded.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

On September 16, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $40,000 (the “Note”). The Note has a maturity date of June 20, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Note closed on September 22,2011, the date that the purchase price was delivered to us.

Total Accrued interest is $1,095 as of September 30, 2011.

Convertible Note Payable – Related Party

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of September 30, 2011.  The Company had a convertible note payable balance of $75,000 for period ended September 30, 2011 and December 31, 2010.

Note Payable- Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank debt.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on June 30, 2012.  The Company had a note payable balance of $50,000 for period ended September 30, 2011 and December 31, 2010.  For the period ended September 30, 2011, and year ended December 31, 2010, the Company recorded accrued interest of $6,646 and $2,580, respectively.

The Company recorded total interest expense for all debt of $12,177 and $7,455 for the nine month period ended September 30, 2011 and 2010, respectively.

NOTE 11 —  STOCKHOLDERS’ EQUITY

Stock Issuance

The Company is authorized to issue up to 100,000,000 shares of its $.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

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

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock.  The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment.  The first installment was delivered effective September 16, 2011.  As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date.  The amount is recorded in common stock payable as of June 30, 2011. As of September 30, 2011, stock payable was $29,400 due to issuance of 12,000 shares of common stock on September 21, 2011.  See below.

On September 21, 2011, we issued 100,000 shares of our common stock, restricted in accordance with Rule 144, to Empire Relations Group, Inc. as consideration under a consulting agreement dated September 16, 2011 for public and financial relations services. The fair value was $30,000 based on the closing stock price of $0.30 per share on the measurement date as the shares are non-refundable and no future performance obligation exists. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On September 21, 2011, we issued 12,000 shares of our common stock, restricted in accordance with Rule 144, to an unaffiliated thirty party as consideration under the Technology Transfer Agreement entered into on June 22, 2011. This is the first of eight identical quarterly installments of shares to be issued. The fair value of $4,200 based on the closing price of $0.35 per share on the measurement date was deducted from common stock payable. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholder was a sophisticated investor, familiar with our operations, and there was no solicitation.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

Capitalized Private Placement Costs

In October of 2009, the Company created a Private Placement Memorandum to raise funds primarily for our upcoming public stock listing, working capital and general corporate purposes.  Through the Memorandum, we offered to qualified accredited investors a maximum of 12,500,000 shares of our common stock.  The subscription price per Share was $0.10 and the minimum purchase was Fifteen Thousand (15,000) Shares ($1,500).  We reserved the right to accept subscriptions for fewer Shares at our sole discretion.

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

For the nine month period ended September 30, 2011 and the year ended December 31, 2010 we capitalized $6,364 and $145,914, respectively, of costs associated with the offering as a charge to Additional Paid in Capital.

Discussion of 2006 Stock Option plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006.  A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”).  On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees.  Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan.  As of the period ended September 30, 2011, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

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

The Company granted 560,000 stock options during the year ended December 31, 2010.  As of September 30, 2011, the stock options became fully vested and expensed accordingly.  The Company did not grant any stock options for the period ended September 30, 2011.

Stock-based compensation expense recognized in our statement of operations for the nine month period ended September 30, 2011 and 2010 was $16,003 and $21,992, respectively.

The Company did not grant any warrants during year ended December 31, 2010 or the period ended September 30, 2011.

Exercising of Stock Warrants and Options

For the nine month period ended September 30, 2011 and the year ended December 31, 2010, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price

Outstanding at beginning of year	560,000	$0.10	-	$-
Granted	-	-	560,000	0.10
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 12 — INCOME TAXES

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

Income tax expense consists entirely of California minimum franchise taxes of $800 and Delaware state taxes of $125. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027. The net operating loss as of September 30, 2011 is approximately $159,000. The net operating loss as of December 31, 2010 is approximately $311,000. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:

	September 30, 2011	December 31, 2010

Deferred Tax Asset	$54,086	$105,819
Valuation Allowances	$(54,086)	$(105,819)
Total:	-	-

NOTE 13 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

Net Income/ (Loss) per share for the three month period ended:

	September 30, 2011	September 30, 2010
Net Income/Loss	$(67,785)	$(146,774)

Weighted number of common shares outstanding-basic	39,055,111	37,664,806
Income/ (Loss) per share-basic	$(0.00)	$(0.00)
Weighted number of common shares outstanding- fully diluted	40,882,968	37,664,806
Income/ (Loss) per share- fully diluted	$(0.00)	$(0.00)

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 14 —  RELATED PARTY TRANSACTIONS

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  As of September 30, 2011, the stock option are fully expensed and included in stock based compensation of $16,003.

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan.  The money was loaned to us at a rate of 10% interest compounded annually.  The Company had a note payable balance of $50,000 for period ended September 30, 2011 and December 31, 2010.  For the period ended September 30, 2011, and year ended December 31, 2010, the Company recorded accrued interest of $6,646 and $2,580, respectively.

On July 1, 2010, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible any time at $0.10 per share.  The holder of this note is the Holland Family Trust, which is not controlled by any of our officers and directors, but is controlled by Franklena E. Holland, the mother of one of our officers and directors.  Under the note we have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The note matured on July 1, 2011, and was renewed for another 1 year term.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of September 30, 2011.  The Company had a convertible note payable balance of $75,000 for period ended September 30, 2011 and December 31, 2010.

NOTE 15 —   SUBSEQUENT EVENTS

There are currently no subsequent events to report.

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

During our most recent fiscal quarter ended September 30, 2011, we generated revenues of $303,011 from the sales our games compared to $155,529 for the quarter ended September 30, 2010 and $164,418 for the quarter ended June 30, 2011.  Our revenue for the nine months ended September 30, 2011 was $580,029 compared to $443,101 for the nine months ended September 30, 2010.

During the quarter ended September 30, 2011, we continued to release new versions of our games in non-English speaking countries that have been performing well, with some reaching #1 rankings in several countries.  We launched Unsolved Mystery Club®: Ancient Astronauts® on PC/Mac in July and August of 2011, in both a collectors edition (at a premium price point) and standard edition format.  During the remainder of the year ended December 31, 2011, we anticipate we will publish up to six additional titles for various platforms.  In 2012 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to third parties, for which we then have to pay royalties to the owner of the intellectual property.  We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.  We did not generate any revenue from work for hire or development services in the nine months ended September 30, 2011.  In keeping with the strategy of focusing on our own intellectual property, we anticipate that revenue derived from work for hire or development services will continue to diminish over time.

During the quarter ended September 30, 2011, for the first time since becoming a fully reporting company, we generated a profit of $29,420.  This profit included non-operating expenses of $15,028 associated with debt-financing, and $30,000 associated with stock based compensation.  After adding back those non-operating expenses, our profit for the quarter would have exceeded $74,000.

Results of Operations for the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Introduction

Our revenues for the three and nine months ended September 30, 2011 were $303,011 and $580,029, respectively, compared to $155,529 and $443,101, respectively, for the three and nine months ended September 30, 2010.  In 2010, our revenue was heavily weighted in the second quarter, while in 2011 it has been more heavily weighted in the third quarter.  This is a result of the timing of our new games are released and why, in the opinion of our management, a review of longer financial periods is more reflective of our overall financial performance.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, are as follows:

	3 Months Ended September 30, 2011	9 Months Ended September 30, 2011	3 Months Ended September 30, 2010	9 Months Ended September 30, 2010

Revenue	$303,011	580,029	$155,529	443,101

Costs and Expenses:
Cost of Sales – Product Development	79,932	191,346	52,197	161,649
Cost of Sales – Development Services	-	-	5,727	134,405
Cost of Sales – Licensing	15,551	80,676	31,203	59,415
General & Administrative	151,175	369,758	109,234	219,651
Sales & Marketing	6,648	10,905	1,691	6,705
Amortization & Depreciation	206	706	54	162
Total Expense	$253,512	653,391	$200,105	581,987

Net Ordinary Income (Loss)	$49,499	(73,362)	$(44,577)	(138,886)

Net Income (Loss)	$29,420	(101,479)	$(47,378)	(146,774)

Our revenues for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, increased because of the successful launch of the latest game in our Unsolved Mystery Club series, “Ancient Astronauts”, and this was despite the fact that we did not have the additional revenue that we had in 2010 associated with development services (our revenue from development services has been $0 for the three and nine months ended September 30, 2011).  This is consistent with our strategy of shifting revenue to our own intellectual property.  Our revenues for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, increased by $147,482, or 95%, because of the timing of the release of titles on a quarter to quarter basis.

Our operating expenses for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, increased slightly.  Our total expenses increased from $581,987 for the nine months ended September 30, 2010 to $653,391 for the nine months ended September 30, 2011, an increase of 13%, because of an increase in general and administrative expenses of $150,107 (with $30,000 of this expense related to stock based compensation and $15,028 associated with a debt-financing associated accounting write down), licensing expenses of $21,261, and product development expenses of $29,697, offset by a decrease (to zero) in our expenses related to development services of $134,405.  Our general and administrative expenses increased because of the costs associated with being a fully-reporting public company, marketing expenses, and staffing requirements associated with localizing existing titles, and our licensing expenses increased because of accrued royalty payments.  In addition, our operating expenses increased $30,000 due to a stock based compensation expense and $15,028 associated with a debt-financing associated accounting write down.  Our operating expenses as a percentage of revenues for the nine months ended September 30, 2011 and September 30, 2010 was 131% and 113%, respectively.

Our operating expenses for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, increased by $53,407, or 27%, primarily because of a $30,000 stock based compensation expense and $15,028 associated with a debt-financing associated accounting write down.  We also had a decrease of $15,652, or 50%, in licensing expenses because of our decreased dependency on third-party intellectual property as described elsewhere.  Our operating expenses as a percentage of revenues for the three months ended September 30, 2011 and September 30, 2010 was 129% and 84%, respectively.  The large reduction in operating expenses as a percentage of revenues was because of increased revenue in the quarter.

As a result of the above, our net loss decreased from $146,774 for the nine months ended September 30, 2010 to $101,479 for the nine months ended September 30, 2011.  Our net loss for the three months ended September 30, 2010 was $47,378, compared to a net profit of $29,420 for the three months ended September 30, 2011.  This marks our first profitable quarter since becoming a fully-reporting company.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2011, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2011 was approximately $44,772, and our monthly cash flow burn rate is approximately $80,000, an increase over prior periods because of expenses associated with our continued to creation and release of new games.  As a result, we have significant short term cash needs.  These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities.  Now that we are a reporting company, we anticipate that our short term cash needs will increase by approximately $30,000 per quarter, which we do not believe we will be able to satisfy from our revenues for some time.  We intend to raise additional capital through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2011 and December 31, 2010, respectively, are as follows:

	September 30, 2011	December 31, 2010	Change
	(Unaudited)
Cash	$44,472	$107,369	$(62,897)
Total Current Assets	505,149	478,972	26,177
Total Assets	1,012,914	775,224	237,690
Total Current Liabilities	1,055,941	845,198	210,743
Total Liabilities	$1,067,158	$895,198	$171,960

Our current assets increased by $26,177 as of September 30, 2011 as compared to December 31, 2010, primarily because of an increase in accounts receivable of $36,807, or 28%, an increase in capitalized production costs of $89,065, or 48%, offset by a decrease in cash and restricted cash of $91,436, or 67%.

Our current liabilities increased by $210,743 as of September 30, 2011 as compared to December 31, 2010 primarily because of an increase in accrued royalties of $70,837, unearned royalties of $56,571, and current notes payable to a related party of $50,000.

Our total liabilities increased by $171,960 as of September 30, 2011 as compared to December 31, 2010, due to the increases in current liabilities described above, plus an increase in long term technology payable of $11,217, offset by a decrease in long term notes payable to a related party of $50,000.

We intend to continue publishing and developing games based on our own intellectual property and across multiple platforms in 2012 which decreases our dependence on work for hire or development services revenue.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Although we had $44,472 in cash as of September 30, 2011, based on our revenues, cash on hand and current monthly burn rate, around $80,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($166,172) for the nine months ended September 30, 2011, as compared to ($207,319) for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, the net cash used in operating activities consisted primarily of our net loss of $101,479 and capitalized production costs of ($423,029), offset by amortization of capitalized productions costs of $185,547, changes in accrued expenses of $82,966, and changes in unearned royalties of $56,571.  For the nine months ended September 30, 2010, the net cash used in operating activities consisted primarily of our net loss of $146,789 and capitalized production costs of ($242,621), offset by stock issued for services of $161,030, changes in accrued expenses of $17,583, and changes in prepaid royalties of $12,018.

Investments

We did not have any cash flows from investing activity for the nine month periods ended September 30, 2011 or September 30, 2010.

Financing

Our net cash provided (used) by financing activities for the nine months ended September 30, 2011 was $74,736, compared to $226,630 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, our financing activities consisted of borrowings of debt of $102,500, offset by repayments of debt of ($21,400) and payments for PPM costs of ($6,364).  For the nine months ended September 30, 2010, our financing activities consisted of stock issued in exchange for cash of $344,400 and borrowings of debt of $105,000, offset by payments for PPM costs of ($1389,770) and repayments of debt of ($84,000).

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three and nine month period ended September 30, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2010.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

On September 21, 2011, we issued 100,000 shares of our common stock, restricted in accordance with Rule 144, to Empire Relations Group, Inc. as consideration under a consulting agreement dated September 16, 2011 for public and financial relations services.  The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.  The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On September 21, 2011, we issued 12,000 shares of our common stock, restricted in accordance with Rule 144, to an unaffiliated thirty party as consideration under the Technology Transfer Agreement entered into on June 22, 2011.  This is the first of eight identical quarterly installments of shares to be issued.  The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.  The shareholder was a sophisticated investor, familiar with our operations, and there was no solicitation.

Convertible Promissory Notes

July Note

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

September Note

On September 16, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $40,000 (the “Note”).  The Note has a maturity date of June 20, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price.  The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%).  “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Fixed Conversion Price” shall mean $0.00009.  The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933.  The purchase and sale of the Note closed on September 22, 2011, the date that the purchase price was delivered to us.

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

ITEM 4   (Removed and Reserved)

ITEM 5  Other Information

None.

ITEM 6   Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

10.1 (2)	Securities Purchase Agreement dated July 21, 2001

10.2 (2)	Convertible Promissory Note dated July 21, 2011

10.3 (3)	Securities Purchase Agreement dated September 16, 2001

10.4 (3)	Convertible Promissory Note dated September 16, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
__________
*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on August 3, 2011.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: November 11, 2011	By:	/s/ Craig Holland
By: Craig Holland
Its: President and Chief Executive Officer