Form 10-K
period 2011-12-31
Freeze Tag, Inc.
filed 2012-03-30
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Aggregate market value of the voting stock held by non-affiliates: $643,390 as based on the last sales of our common stock to a third party.  The voting stock held by non-affiliates on that date consisted of 18,382,549 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes☐    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 23, 2012, there were 44,082,949 shares of common stock, par value $0.001, issued and outstanding.

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

Freeze Tag, Inc.

TABLE OF CONTENTS

PART I

PRINTER TO PAGINATE DOCUMENT, UPDATE THE INDEX ABOVE,
AND THEN REMOVE THIS NOTE BEFORE FILING

i

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

Our cost to develop a “licensed game” is the same as our cost to develop Freeze Tag original game plus royalty payments to the licensor, some of which may be paid in the form of non-refundable up-front royalty advances.  The costs involved in developing original content games can range from $25,000 to $150,000 depending on the platform (iPhone vs. PC) and complexity of the game (simple puzzle vs. complex adventure genre). The average cost to develop an iPhone game is $100,000. The average cost to develop a PC/Mac game is $150,000.  For a “licensed game” in addition to these development costs we usually have a royalty payment owed to the licensor of the intellectual property, which is usually 10% to 20% of the revenue collected from the game.  At times we pay a portion of this royalty in the form of an up-front, non-refundable royalty advance, which typically is in the range of $5,000 to $20,000, but varies by game and is negotiated on a case-by-case basis with the owner of the intellectual property.

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

In the past, our licensed games included Etch a Sketch®, Concentration, Nertz, Can You See What I See?, Can You See What I See? Dream Machine, Amelia Earhart. Going forward (2012), we have a current licensing agreement with Ohio Art Company (Etch A Sketch).

Freeze Tag Original Content

We have created, and will continue to create, original games to put in our portfolio.  In the past we hired one or more contract engineers on a “work-for-hire” basis to create the game for us, and we pay that engineer or engineers a fixed fee for their work, known as a development fee.  This development fee can range from $15,000 to as much as $75,000, depending on the amount and complexity of the work involved.  While we still rely on contract engineers to develop some of our games, during 2011 we also hired in-house software engineers to develop games based on our own content.  When we distribute the game, all of the revenues are ours to keep, unless we have negotiated a revenue share (or royalty) with the contract engineer(s). The costs involved in developing Freeze Tag original content games can range from $25,000 to $150,000, depending on the development platform (iPhone vs. PC) and complexity of the game (simple vs. complex).  The average cost to develop an iPhone game is $100,000. The average cost to develop a PC/Mac game is $150,000. Generally, iPhone games are less expensive to develop than PC/Mac games because less programming and artwork are required.

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

Our third-party developer titles include Xango Tango (we own the Intellectual Property (IP)), Paper Chase (we own the IP), and Letter Lab (we own the IP).

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

Most of the time, our customers find our games through a game website, such as www.bigfishgames.com or some other retail site such as www.amazon.com.  Our distribution partners include, but are not limited, the following:  Yahoo!, MSN Games, Amazon.com, Big Fish Games, Steam, Exent/Verizon, Apple, Game House, Shockwave, and Oberon.

Mobile Distribution – High Growth Opportunities.

At the current time, Apple is leading the way in mobile gaming devices with its iPhone (smartphone) and iPad (tablet) products.  However, smartphones and tablets based on Google’s Android operating system are proliferating rapidly. Our Etch A Sketch® application was one of the first 500 applications introduced at the same time as the iPhone (2008), so we have been working with Apple since the launch of the iPhone.  In 2011, we developed several new applications for mobile devices like iPhone, iPad, and Android devices, including the new “tablet” devices, which we plan to launch in 2012.

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

Other Emerging Methods of Distribution

We do not currently have a game that is distributed on a social networking site, such as Facebook.  However, we are currently working on game designs, and have enabled our Etch A Sketch® iPhone App to be Facebook connected, as well as our Victorian Mysteries™: Moonstone iPhone App.  We are also in the process of integrating social networking marketing techniques into our iPhone/iPad games in which players will be able to link to a page on a social networking site, such as Facebook, by clicking on a button within the game.

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

In addition to attacking the high growth devices and digital distribution channels, we are creating original intellectual property.  Wherever possible, we own registered trademark protection for properties we develop.  As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties.  To date, we have received registered trademark approval from the United States Patent and Trademark Office for the following marks: Unsolved Mystery®, Unsolved Mystery Club®, Ancient Astronauts® and Victorian Mysteries® for all gaming platforms; and received preliminary approval on Rocket Weasel.  These marks will enable us to defend against copycats who may try to incorporate these keywords  into their game titles.  We are continuously creating, researching and investigating new intellectual property (names and marks) that will not only provide us with unique and valuable marketing assets but also help us defend against unauthorized use or infringement.

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

Rovio (creators of Angry Birds) Esbo, Finland
PopCap Games – acquired by Electronic Arts (creators of Bejeweled) Seattle, Washington
Big Fish Games (creators of Mystery Case Files) Seattle, Washington
Zynga (creators of Farmville), San Francisco, California
Playdom, Mountain View, CA (acquired by Disney)
GameHouse Partners (division of RealNetworks) Seattle, Washington
iWin San Francisco, California
Chillingo, United Kingdom (acquired by Electronic Arts)
Iplay (Oberon Media) Seattle, Washington & NYC
PlayFirst San Francisco, California
Sandlot Games – acquired by Digital Chocolate, Bothell, Washington

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
Amazon (Android App Store)
Verizon Wireless (Android App Store)
Barnes and Noble (Nook App Store)

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

In addition to attacking the high growth devices and digital distribution channels, we are creating original intellectual property.  Wherever possible, we own registered trademark protection for properties we develop.  As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties.  We are investing in trademark protection to create game brands and protect them.  For example, we have received approval from the United States Patent and Trademark office to register Unsolved Mystery®, Unsolved Mystery Club®, Ancient Astronauts® and Victorian Mysteries® for all gaming platforms and preliminary approval on Rocket Weasel.  These marks will enable us to defend against copycats who may try to incorporate these terms into their game titles.

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

Our Employees

We have 15 employees and/or contractors, 2 of which are our officers, 12 of which are engaged in art production, publishing and development, and 1 of which is engaged in administrative functions.  We have a team of over 40 engineers, artists, and developers available to us on an independent contract basis around the world.

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

To date we have relied on cash flow from operations, funding from our founders, and debt financing to fund operations.  We have extremely limited cash liquidity and capital resources.  Our cash on hand as of December 31, 2011, was $26,587, and our monthly cash flow burn rate is approximately $85,000.  For the year ended December 31, 2011, our revenue was $732,591.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.

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

Our officers and directors beneficially own over 58% of our outstanding common stock.  As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares.  Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

·
we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

·	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and
·	our current competitors could become stronger, or new competitors could form, from consolidations.

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

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property and technology, including both internally developed technology and technology licensed from third parties.  To the extent we are able to do so, in order to protect our proprietary rights, we will rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions and licensing agreement.  Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

·	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;
·	Issued trademarks and registered copyrights may not provide us with any competitive advantages;
·	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
·	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
·	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

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

Risks Related To Our Common Stock

There is a limited public trading market for our common stock, which may impede our shareholders’ ability to sell our shares.

Currently, there is a limited trading market for our common stock, and there can be no assurance that a more robust market will be achieved in the future.  There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all.  If the trading market for our common stock does increase, the price may be highly volatile.  Factors discussed herein may have a significant impact on the market price of our shares.  Moreover, due to the relatively low price of our securities, many brokerage firms may not effect transactions in our common stock if a market is established.  Rules enacted by the SEC increase the likelihood that most brokerage firms will not participate in a potential future market for our common stock.  Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer’s financial situation, investment experience and investment objectives.  Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTC Bulletin Board and/or we may be forced to discontinue operations.

We have significant costs associated with being a public, reporting company, which adds to the substantial doubt about our ability to continue trading on the OTC Bulletin Board and/or continue as a going concern.  These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants.  Accounting controls, in particular, are difficult and can be expensive to comply with.

Our ability to continue trading on the OTC Bulletin Board and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTC Bulletin Board and/or we may be forced to discontinue operations.

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

As of the end of the period covered by this report, we have current outstanding non-affiliate debt obligations totaling approximately $160,725, which are convertible into our common stock.  In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock.

As of the end of the period covered by this report, we have outstanding non-affiliate debt obligations totaling approximately $160,725, which are convertible into our common stock. Under the terms of these convertible notes, the holders may convert the notes into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price.  The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%).  “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Fixed Conversion Price” shall mean $0.00009.  Although under the terms of the agreement, the number of shares of common stock issuable upon the conversion of any portion of the notes, cannot exceed an amount that would cause the beneficial ownership of the debt holder and its affiliates to own more than 4.99% of our outstanding shares of Common Stock, the issuance of almost 5% of our outstanding common stock in a short period time, possibly happening multiple times, would cause substantial dilution to our shareholders.  In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. We evaluated the convertible notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, do not constitute a derivative liability as we have obtained authorization from a majority of our shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be made available or issuable for settlement to occur.

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

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed by this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for trading on the OTC Bulletin Board since June 2011.  Our current trading symbol is “FRZT.”  Since our stock has been listed there have been a limited number of trades of our common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal year ended December 31, 2011, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2010	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A

2011	First Quarter	$0	$0
	Second Quarter	$0.35	$0.35
	Third Quarter	$0.35	$0.14
	Fourth Quarter	$0.14	$0.03

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

Holders

As of December 31, 2011, there were 39,275,720 shares of our common stock outstanding held by approximately 115 holders of record of our common stock.  As of March 23, 2012, there were 44,082,949 shares of our common stock outstanding held by approximately 115 holders of record of our common stock.  Of these 44,082,949 shares outstanding at March 23, 2012, 18,382,549 are held by non-affiliates.  On the cover page of this filing we value these shares at $643,390.  These shares were valued at $0.035 per share, based on recent trades of our common stock as listed on the OTC Bulletin Board.

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

Non-Qualified Stock Option Plan

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan.  Pursuant to the Plan, we reserved 2,920,500 shares (post-split) of our common stock to be issued to employees and consultants for services rendered to the company.  As of December 31, 2008, we had issued options to acquire a total of 1,247,850 shares (post-split) of our common stock to seven of our employees and/or consultants.  Effective as of October 15, 2009, all seven of the option holders converted their options into a total of 1,123,065 shares of our common stock.  Because of the 5.31-for-one forward stock split of our common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of the period ended December 31, 2011, there were 560,000 options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

As of December 31, 2011, we had the following options outstanding:

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

Recent Issuance of Unregistered Securities

During the quarter ended December 31, 2011, we issued the following unregistered securities:

On November 29, 2011, we issued 125,000 shares of our common stock, restricted in accordance with Rule 144, to Michael Southworth for consulting services.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Freeze Tag, Inc. for the year ended December 31, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

During our most recent fiscal year ended December 31, 2011, we generated revenues of $732,591 from the sales our games compared to $643,518 for the year ended December 31, 2010.  During the year ended December 31, 2011, we launched two games for various platforms, compared to four for the year ended December 31, 2010.  During 2012, we anticipate we will publish up to eight to ten games for various platforms.  In 2012 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to certain third parties, for which we then have to pay royalties to the owner of the intellectual property.  We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents.  We place our cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of our cash balances at December 31, 2011 and 2010 are insured.  At December 31, 2011 and 2010 there were no cash equivalents.

Restricted Cash

In February of 2010, as a condition of the private equity offering of common shares of the Company, we entered into an escrow agreement, which governed the receipt and distribution of the funds.   At the time of closing, $171,125 (50%) of the funds were placed in to an escrow account, and these funds were used to pay accounting, legal, and consulting fees associated with the public offering of  our common stock and the first 12 months of accounting and legal expenses following the successful listing on the OTCBB.  As of December 31, 2011, the restrictions placed on the use of that cash had expired and, therefore, we did not have any restricted cash at December 31, 2011, compared to $28,839 as of December 31, 2010.

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

Concentrations of Credit Risk, Major Customers and Major Vendors

Our customers are the end-consumers that purchase its games from the websites where we have our games listed for sale. Therefore, we do not have any individual customers that represent any more than a fraction of our revenue. However, we do have primary distribution partners, which are the owners of the websites where we sell our games. Under our distribution agreements we are not obligated to make, distribute or sell any games. However, for any games we do make and wish to distribute we can list them on one or more of these websites under a revenue sharing arrangement where we share the revenue from any of our games that sell. The sharing arrangement varies greatly depending on the distributor but we generally keep between 35% and 70% of the revenue with the distributor keeping the remainder of the revenue generated by each sale. At times we enter into “exclusivity options” whereby if a distributor wishes to have an exclusive period carrying our games (normally 30-90 days) we will agree to that in exchange for the distributor marketing the game in their newsletter and other marketing programs. Due to the fact we have a number of distribution partners and a variety of different websites where we can sell our games, we are not substantially dependent on any of our distribution partners or agreements. In addition to the distribution agreements, we currently have licensing agreements with Ohio Art Company and CMG Worldwide, which allow us to develop and distribute games around third party intellectual property in exchange for paying royalty payments.  We are not substantially dependent on either of those licensing agreements.

At December 31, 2011, our primary distributors that represented 10% or more of our revenues were: Big Fish Games – 37.54% and Exent – 13.07%.  At December 31, 2010, our primary distributors that represented 10% or more of our revenues were: Big Fish Games – 48% and Real Networks – 12%.

At December 31, 2011, our primary distributors and partners that represented 10% or more of our accounts receivable were: Exent  - 25.17%, Big Fish Games – 18.26%, and Avanquest – 11.06%.  At December 31, 2010, our primary distributors and partners that represented 10% or more of our accounts receivable were: Big Fish Games - 39%, Square Enix Ltd – 22%, and Exent Technologies – 17%.

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

Accounting for Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees ("ASC stock-based compensation guidance").  Stock-based compensation expense recognized during the requisite services period is based on the value of share-based payment awards after reduction for estimated forfeitures.  Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Stock-based compensation expense recognized in our statement of operations for the year ended December 31, 2011 was $16,003, and $39,985 for the year ended December 31, 2010.

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

At December 31, 2011, and December 31, 2010, current and long-term capitalized software development costs on the balance sheet were $786,331 and $479,245 respectively.

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

For the year ended December 31, 2011, “Cost of Sales – Development Services” was $0.  For the year ended December 31, 2010, we recorded “Cost of Sales – Development Services” charges of $141,144.

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

For the year ended December 31, 2011 and the year ended December 31, 2010, prepaid royalties (or prepaid licensing fees) were $12,046, and $21,088 respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

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

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Results of Operations

Summary of Results of Operations

	Year Ended December 31,
	2011	2010	%Change
Revenue	$732,591	$643,518	14%

Costs and expenses:

Cost of sales – product development	276,320	231,799	19%
Cost of sales – development services	-	141,144	N/A
Cost of sales – licensing	96,344	84,952	13%
General and administrative	505,775	327,848	54%
Sales and marketing	11,930	8,258	44%
Amortization and Depreciation	50,928	284	N/A
Total expenses	941,297	794,285	19%

Operating loss	(208,706)	(150,767)	38%

Interest income/expense, net	18,551	10,428	78%
Income tax expense	2,926	1,000	192%

Net loss	$(230,183)	$(162,195)	42%

Operating Loss; Net Loss

        Our net loss increased by $67,988, from ($162,195) to ($230,183), from the year ended 2010 compared to 2011.  Our operating loss increased by $57,939, from ($150,767) to ($208,706) for the same period.  The decrease in operating loss and net loss of 38% and 41%, respectively, compared to the prior year is primarily a result of our increase in expenses, especially our cost of sales related to both product development (increased by $44,521) and licensing (decreased by $11,392), as well as the increase in our general and administrative expenses of $177,927 and the increase in amortization and depreciation of $50,644.  These changes are detailed below.

Revenue.

Our 2011 revenue increased by $89,073, or 14%, to $732,591 compared to $643,518 for the year ended December 31, 2010, primarily due to the facts we had more games in the market, increased retail distribution, increased European distribution, and because we were able recognize approximately $56,000 of revenue that was recognized as an advance and categorized as unrecognized revenue for the year ended December 31, 2010.  Overall our retail revenue increased significantly, by over $130,000 from the prior year, but this increase in retail revenue was offset by the fact we did not derive revenue from our development services (games we developed under a work-for-hire basis for a third party, but did not sell ourselves).

Cost of Sales – Product Development.

Our cost of sales for product development is comprised of the direct costs we incur in creating and publishing a game based on our own or licensed intellectual property.  Our 2011 cost of sales for product development increased by $44,521, or 19%, to $276,320, due to the fact we were working on more of our own games, all of which we plan to launch in 2012.  We believe our product development costs will continue to increase as we develop and publish more games.

Cost of Sales – Development Services.

Our cost of sales for development services is comprised of the costs we incur to develop games based on third parties’ intellectual property, such as The Conjurer and Real Detectives.  Our 2011 cost of sales for product development was $0 due to the fact we shifted to developing games based on intellectual property we own as opposed to intellectual property owned by third parties.  Going forward we plan to develop games based on own intellectual property and not develop games based on property owned by third parties, therefore, we believe our development services costs will continue to be low.

Cost of Sales –Licensing.

Our cost of sales for licensing is comprised of royalty payments we make to third parties for the use of their intellectual property and other related costs.  Our 2011 cost of sales for licensing increased by $11,392, or 13%, to $96,344, due to the fact we sold more games based on licensing arrangements and therefore had to pay more royalty payments.  We believe these costs will decrease as we create our own intellectual property on which our games are based, alleviating the need to pay a royalty payment to the owner of the intellectual property.

General and Administrative Expenses.

General and administrative expenses increased by $177,927, or 54%, to $505,775 for the year ended December 31, 2011, primarily due to an approximately $90,528 increase in accounting, legal, and investor relations/public relations due to us being a public, reporting company, an increase of approximately $19,754 in our employee related expenses (payroll taxes and health insurance, etc.), and a debt discount amortization expense of approximately $49,717 related to convertible debt instruments.

Interest Income/Expense; Net.

Interest income/expense, net increased by $8,123, or 78%, to $18,551, and is primarily attributable to the interest expense on our loans from noteholders and our loan from Sunwest Bank.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2011 and 2010, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of December 31, 2011 was approximately $26,588 and our monthly cash flow burn rate is approximately $85,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2011 and 2010, respectively, are as follows:

	December 31, 2011	December 31, 2010	Change

Cash	$26,588	$107,369	$80,781
Total Current Assets	305,587	478,972	173,385
Total Assets	983,658	775,224	208,434
Total Current Liabilities	1,092,398	845,198	247,200
Total Liabilities	$1,099,697	$895,198	$204,499

Our current assets decreased by $173,385 as of December 31, 2011 as compared to December 31, 2010.  The decrease in our total assets between the two periods was primarily attributed to a decrease in our cash on hand of $80,781 and an increase in our accounts receivable of $41,387.

Our current liabilities increased by $247,200, or over 29%, as of December 31, 2011 as compared to December 31, 2010.  A large portion of this was an increase in our accrued royalties of $83,430 and our unearned royalties of $45,997, or 20%, with the former being due to royalty payments we could not pay and the latter being due to royalty advances we received in 2011 that have not been earned yet.  We also had a significant increase in our current note payable to a related party, $130,000 in 2011 compared to $75,000 in 2010, which is due to an increase in the amount we owe under our note held by The Holland Family Trust, an entity controlled by Craig Holland, one of our officers and directors.

Our total liabilities increased by $204,499, or over 23%, as of December 31, 2011 as compared to December 31, 2010, all due to the increase in our current liabilities as described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2011 of $26,588 and $107,369 on December 31, 2010.  Based on our revenues, cash on hand and current monthly burn rate, around $85,000 per month, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($238,081) for the year ended December 31, 2011, as compared to ($124,019) for the year ended December 31, 2010.  In 2011, the net cash used in operating activities consisted primarily of our net income (loss) of ($230,183), capitalized production costs of ($571,809), and accounts payable of ($21,796), offset by accounts receivable of $41,385, amortization of production costs of $264,721, unearned royalties of 45,997, stock based compensation of $16,003, prepaid royalties of $9,042, and accrued expenses of $98,407.  In 2010, the net cash provided by operating activities consisted primarily of our net income (loss) of ($162,195), capitalized production costs of ($341,285), and accounts receivable of ($43,064), partially offset by amortization of capitalized production costs of $231,167, prepaid royalties of $15,178, accrued expenses of $38,428, unearned royalties of $119,274, and stock based compensation of $39,985.

Investments

We had net cash provided (used) by investing activities of ($12,600) in 2011, compared to ($2,463) in 2010.  The amounts in 2011 and 2010 all related to cash used for purchasing fixed assets.

Financing

        Our net cash provided (used) by financing activities for the year ended December 31, 2011 was $141,061, compared to $233,786 for the year ended December 31, 2010.  For 2011, our financing activities related to payments for private placement memorandum costs of ($6,364), and repayments of debt of ($18,300) offset by borrowings of debt of $165,725.  For 2010, our financing activities consisted of ($94,700) in repayments of debt and ($145,914) in payments for the preparation of a private placement memorandum, offset by $344,400 in stock issued in exchange for cash and $130,000 in borrowings of debt.

Contractual Obligations

December 31, 2011:

	2012 (1)	2013	2014	2015	2016	Total

Debt obligations	$293,330	$-	$-	$-	$-	$293,330
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$293,330	$-	$-	$-	$-	$293,330

(1)           The interest amount for the contractual obligation for 2012 has been estimated.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Freeze Tag, Inc.

We have audited the accompanying balance sheets of Freeze Tag, Inc. (“the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freeze Tag, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2012

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$26,588	$107,369
Cash, Restricted	-	28,839
Accounts Receivable, Net	92,042	133,429
(Net of Allowance of $9,934 as of December 31, 2011 and December 31, 2010 respectively)
Capitalized Production Costs, Net	171,450	185,794
Prepaid Royalties	12,046	21,088
Prepaid Expenses	3,461	2,453
Total Current Assets	305,587	478,972

Fixed Assets, Net	4,870	2,481
(Net of depreciation of $4,907 and $3,696 as of December 31, 2011 and December 31, 2010, respectively)
Other Long-term Assets, Net	58,320	320
(Net of amortization of $29,332 and $17,732 as of December 31, 2011 and December 31, 2010 respectively)
Capitalized Production Costs, Net	614,881	293,451
TOTAL ASSETS	$983,658	$775,224

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	72,171	93,975
Accrued Compensation	157,263	152,702
Accrued Royalties	354,736	270,956
Accrued Interest	11,603	2,580
Accrued Expenses	2,878	1,833
Current Technology Payable	18,000	-
Unearned Royalties	275,849	229,852
Current Convertible Note Payable, Net	69,898	18,300
(Net of debt discount of $90,827 and $0 as of December 31, 2011 and December 31, 2010 respectively)
Current Note Payable - Related Party	130,000	75,000
Total Current Liabilities	1,092,398	845,198

Long Term Technology Payable,net	7,299	-
Long Term Notes Payable-Related Party	-	50,000
Total Liabilities	1,099,697	895,198

Equity (Deficit)
Preferred Stock	-	-
$.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2011 and December 31, 2010
Common Stock	39,276	39,039
$.001 par value per share, 100,000,000 shares authorized, 39,275,720 shares issued and outstanding as of December 31, 2011 and December 31, 2010 respectively)
Additional Paid-In Capital	1,037,469	832,989
Common Stock Payable	29,400	-
Retained Deficit	(1,222,184)	(992,002)
Total Equity (Deficit)	(116,039)	(119,974)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$983,658	$775,224

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
	2011	2010
Revenues	$732,591	$643,518

Costs and Expenses:
Cost of Sales - Product Development	276,320	231,799
Cost of Sales - Development Services	-	141,144
Cost of Sales - Licensing	96,344	84,952
General & Administrative	505,775	327,848
Sales & Marketing	11,930	8,258
Amortization & Depreciation	50,928	284
Total Expense	941,297	794,285
Net Ordinary Income/Loss	(208,706)	(150,767)
Interest Income/(Expense), net	(18,551)	(10,428)
Net Income/Loss before taxes	(227,257)	(161,195)
Income Tax Expense	2,926	1,000
Net Income/Loss	$(230,183)	$(162,195)

Weighted number of common shares outstanding-basic and fully diluted	39,082,041	37,369,375
Income/ (Loss) per share-basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Payable	In Capital	Deficit	Total
Balances as of December 31, 2009	32,268,599	$-	32,268,599	$32,269		$601,288	$(829,807)	$(196,250)

Shares issued for cost of equity offering	3,326,121	$-	3,326,121	$3,326		$(3,326)	$-	$-
Stock issued for cash	3,444,000	$-	3,444,000	$3,444		$340,956	$-	$344,400
Capitalized cost of equity offering	-	$-	-	$-		$(145,914)	$-	$(145,914)
Stock based compensation						$39,985		$39,985

Net loss	-	$-	-	$-		$-	$(162,195)	$(162,195)

Balances as of December 31, 2010	39,038,720	$-	39,038,720	$39,039		$832,989	$(992,002)	$(119,974)

Capitalized cost of equity offering	-	$-	-	$-	$-	$(6,364)	$-	$(6,364)
Stock based compensation	-	$-	-	$-	$-	$16,003	$-	$16,003
Stock issued for Marishco Technology	-	$-	12,000	$12	$29,400	$4,188	$-	$33,600
Discount on Technology Payable	-	$-	-	$-	$-	$2,834	$-	$2,834
Stock issued for Services	-	$-	225,000	$225	$-	$47,275	$-	$47,500
BCF on Convertible Notes	-	$-	-	$-	$-	$140,544	$-	$140,544

Net loss	-	$-	-	$-	$-	$-	$(230,182)	$(230,182)

Balances as of December 31, 2011	39,038,720	$-	39,275,720	$39,276	$29,400	$1,037,469	$(1,222,184)	$(116,039)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASHFLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net Income/(Loss)	$(230,183)	$(162,195)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation expense	1,211	284
Amortization expense	12,732	-
Amortization of capitalized production costs	264,721	231,167
Amortization on debt discount	49,717	-
Stock based compensation	16,003	39,985
Stock issued for services	47,500	-
Changes in operating assets and liabilities:
Accounts receivable	41,385	(43,064)
Capitalized Production Costs	(571,809)	(341,285)
Prepaid Royalties	9,042	15,178
Prepaid Expenses	(1,008)	79
Accounts Payable	(21,796)	(21,870)
Accrued Expenses	98,407	38,428
Unearned royalties	45,997	119,274
Net cash provided (used) by operating activities	$(238,081)	$(124,019)

Cash flows from Investing activities:
Cash used for purchasing fixed assets	(12,600)	(2,463)
Net cash provided (used) by investing activities	$(12,600)	$(2,463)

Cash flows from financing activities:
Payments for PPM Costs	(6,364)	(145,914)
Borrowings of debt	165,725	130,000
Repayments of debt	(18,300)	(94,700)
Stock issued in exchange for cash	-	344,400
Net cash provided (used) by financing activities	$141,061	$233,786

Net increase (decrease) in cash	(109,620)	107,304
Cash at the beginning of the period	136,208	28,904
Cash at the end of the period	$26,588	$136,208

Non-cash transactions
Prepaid Insurance - Financed	$-	$562
Stock issued for PPM costs	$-	$3,326
Debt Discount	$140,544
Intangible assets purchased	$69,600	$-
Debt issued for intangible asset purchase,net	$33,166	$-
Stock issued for subscription payable	$33,600	$-

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

Other Revenues

Other revenues primarily include Ad game revenue and work-for-hire game related revenue. We derive our advertising game revenue from certain of our partners that offer our games free of charge to consumers in exchange for the consumers being exposed to advertising embedded in our games. In this way, we do not receive revenue for the sale of our games, but rather a percentage of the “advertising” revenue generated by these player views. This method of generating revenue is essentially the same as traditional radio or television advertising where consumers are allowed to enjoy content for “free” but are forced to watch (or listen) to advertising before, in between and at the end of the programming content.Additionally, we derive some revenue from “work-for-hire” projects. Some of our partners occasionally ask us to render “work-for-hire” services for them such as preparing packaging materials. For example, a retail game and DVD publisher hired us to create several designs for printed packages that were used for games published by the publisher but not developed by us. For this work, we charge a one-time, fixed fee for each package design.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at December 31, 2011 and December 31, 2010 were insured.  At December 31, 2011 and December 31, 2010 there were no cash equivalents.

Restricted Cash

In February of 2010, as a condition of the private equity offering of common shares of the Company, we entered into an escrow agreement, which governed the receipt and distribution of the funds.  At the time of closing, $171,125 (50%) of the funds were placed in to an escrow account, and these funds are being used to pay accounting, legal, and consulting fees associated with the public offering of common shares of the Company and the first 12 months of accounting and legal expenses following the successful listing on the OTCBB.  As of December 31, 2011, the remaining balance was $0 compared to $28,839 as of December 31, 2010.

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

At December 31, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 37.54% and Exent – 13.07%.  At December 31, 2010, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 48% and Real Networks – 12%.

At December 31, 2011, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent  - 25.17%, Big Fish Games – 18.26%, and Avanquest – 11.06%.  At December 31, 2010, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games - 39%, Square Enix Ltd – 22%, and Exent Technologies – 17%.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

Stock-based compensation expense recognized in our statement of operations for the year ended December 31, 2011 was $16,003, and $39,985 for the year ended December 31, 2010.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

At December 31, 2011, and December 31, 2010, current and long-term capitalized software development costs on the balance sheet were $786,334 and $479,245 respectively.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

For the year ended December 31, 2011, “Cost of Sales – Development Services” was $0.  For the year ended December 31, 2010, the Company recorded “Cost of Sales – Development Services” charges of $141,144.

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

For the year ended December 31, 2011 and the year ended December 31, 2010, prepaid royalties (or prepaid licensing fees) were $12,046, and $21,088 respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 —   GOING CONCERN

As shown in the accompanying financial statements for the year ending December 31, 2011 and December 31, 2010, we have incurred net losses of $230,182 and $162,196, respectively. As of December 31, 2011 our deficit is $1,222,184. During fiscal 2011, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2012. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 4 —   CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	December 31, 2011	December 31, 2010

Capitalized Production Costs	1,551,196	979,390
Accumulated Production Costs Amortization	(764,865)	(500,145)
Total Capitalized Production Costs, Net	$786,331	$479,245

Current	171,450	185,794
Long Term	614,881	293,451

We recognized amortization expense of $264,720 and $231,167 for the year ended December 31, 2011 and 2010, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

The game engine will be amortized on a straight-line basis over the useful life of three years. For the year ended December 31, 2011 and 2010 amortization expense was $11,600 and $0 respectively.

NOTE 6 —   FIXED ASSETS

Fixed assets, Net, consists of the following at:

	December 31, 2011	December 31, 2010

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Software	3,600	-
Accumulated Depreciation	(4,907)	(3,696)
Total Fixed Assets, Net	$4,870	$2,481

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over three years.  For the year ended December 31, 2011 and 2010 depreciation expense was $1,211 and $162, respectively.

NOTE 7 —   ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:
	December 31, 2011	December 31, 2010

Employee Reimbursements owed	-	3,170
Payroll Liabilities	-	392
Accrued Vacation	63,663	55,540
Accrued Salary	93,600	93,600
Total Accrued Compensation	$157,263	$152,702

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 —   ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copy writes.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:
	December 31, 2011	December 31, 2010

Accrued Royalties	354,736	270,956
Unearned Royalties	275,849	229,852
Total Accrued and Unearned Royalties	$630,585	$500,808

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

Technology Payable

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party which included a liability in the amount of $36,000 and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment and there is no stated interest rate.  Therefore the balance of $36,000 was recorded as a liability, net of a discount of $2,834 with the discount to be amortized over the life of the liability using the effective interest method.  As of December 31, 2011, the Company recognized a current liability of $18,000, long-term liability of $7,299 and amortization of debt discount of $1,133.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 — DEBT

Debt consists of the following at:
	December 31, 2011	December 31, 2010

Line of Credit	-	18,300
Notes Payable-Related Party	130,000	125,000
Notes Payable-Convertible	160,725	-
Discounts on Convertible Notes Payable	(90,827)	-
Total Debt, Net of Discounts	$199,898	$143,300
Less: Current, Net of Discounts	199,898	93,300
Long Term, Net of Discounts	$-	$50,000

Line of Credit

In October 2006, the Company obtained a $200,000 secured line of credit with Sunwest Bank in Tustin, California.  The line of credit was secured with a $50,000 certificate of deposit and liens against the personal property of Craig Holland, CEO, and Mick Donahoo, CFO.  The line of credit was renewed each year until 2010 during which year it was not renewed on the maturity date of December 31, 2010; rather, it was re-negotiated between the Company and Sunwest Bank and modified into a “Commercial Term Loan” and continued to bear interest of 7% per annum on amounts advanced prior to the modification.

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

For the years ended December 31, 2011 and 2010, the balance was $0 and $18,300, respectively.  As of December 31, 2011 and 2010, all interest payments were current therefore no accrued interest is recorded.  The note matured on September 30, 2011 and the term loan was closed.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS
Convertible Note Payable

On July 21, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $62,500 (the “First Asher Note”).  The First Asher Note has a maturity date of April 25, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price.  The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%).  “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Fixed Conversion Price” shall mean $0.00009.  The shares of common stock issuable upon conversion of the First Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933.  The purchase and sale of the First Asher Note closed on August 1, 2011, the date that the purchase price was delivered to us.  The issuance of the First Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder.  The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.1375 below the market price on July 21, 2011 of $0.25 provided a value of $51,136 of which $29,875 was amortized during 2011.

On September 16, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $40,000 (the “Second Asher Note”). The Second Asher Note has a maturity date of June 20, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Second Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Second Asher Note closed on September 22, 2011, the date that the purchase price was delivered to us.

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.11917 below the market price on September 16, 2011 of $0.30 provided a value of $40,000 of which $15,252 was amortized during 2011.

On November 17, 2011, for value received, we gave a convertible promissory note to The Lebrecht Group, APLC, in the original principal amount of $13,225 (the “Lebrecht Note”). The Lebrecht Note has a maturity date of November 18, 2012, and principle and accrued interest at the rate of ten percent (10%) are due at that time.  The note holder has an option to convert the note into Common Stock to be issued upon each conversion of the Lebrecht Note and shall be determined by dividing the Conversion Amount by the Conversion Price, which shall be equal to the greater of (i) the Fixed Conversion Price, which is $0.001 per share, and (ii) the Variable Conversion Price, which is seventy five percent (75%) of the closing bid price for the Common Stock on the trading day immediately preceding the conversion, (the Fixed Conversion Price and the Variable Conversion Price, as applicable, shall be referred to as the “Conversion Price”).

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS
The Company evaluated the Lebrecht Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.10125 below the market price on November 17, 2011 of $0.135 provided a value of $4,408 of which $529 was amortized during 2011.

On December 6, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $45,000 (the “Third Asher Note”). The Third Asher Note has a maturity date of September 8, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Third Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Third Asher Note closed on December 8, 2011, the date that the purchase price was delivered to us.

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0605 below the market price on December 6, 2011 of $0.14 provided a value of $45,000 of which $4,061 was amortized during 2011.

Total Accrued interest for the above convertible notes is $3,436 as of December 31, 2011.

Convertible Note Payable – Related Party

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of December 31, 2011.  The Company had a convertible note payable balance of $75,000 for period ended December 31, 2011 and December 31, 2010.

The Company evaluated this related party convertible note for derivative liability treatment noting that if the shares were converted at a fixed price of $0.10 per share, and the principal value of $75,000, this would result in 750,000 additional shares which is less than 1% of the authorized share count; therefore, the number of shares is determinate and in conclusion, the note is not considered a derivative liability. In addition, the Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.10 which was exactly the same as the market price of $0.10 during the 2009-2010 fiscal years when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Note Payable- Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank debt.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on June 30, 2012.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the company to secure equipment.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 19, 2013.

The Company had a note payable balance of $55,000 for the period ended December 31, 2011 and 50,000 for December 31, 2010.  For the period ended December 31, 2011, and year ended December 31, 2010, the Company recorded accrued interest of $8,167 and $2,580, respectively.

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $68,268 and $10,921 for the year ended December 31, 2011 and 2010, respectively. However, the amortization expense related to the beneficial conversion features of $49,717 is not included in interest expense on the financial statements; rather it is included in amortization expense.

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

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock.  The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment.  The first installment was delivered effective September 16, 2011.  As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date.  The amount is recorded in common stock payable as of June 30, 2011. As of December 31, 2011, stock payable was $29,400 due to issuance of 12,000 shares of common stock on September 21, 2011.  The Company considered ASC 718-10-25-20 concluding that June 22, 2011 is the appropriate measurement date as the Company has received the goods, there is no significant disincentive to perform, and there is no future performance/service obligation on the part of the third party.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS
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

On November 29, 2011, we issued 125,000 shares of our common stock, restricted in accordance with Rule 144, to Michael Southworth as additional consideration under a consulting agreement dated November 29, 2011 for public and financial relations services. The fair value was $17,500 based on the closing stock price of $0.14 per share on the measurement date of November 29, 2011. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

For the year ended December 31, 2011 and the year ended December 31, 2010 we capitalized $6,364 and $145,914, respectively, of costs associated with the offering as a charge to Additional Paid in Capital.

Discussion of 2006 Stock Option plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006.  A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”).  On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees.  Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan.  As of the period ended December 31, 2011, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company granted 560,000 stock options during the year ended December 31, 2010.  As of December 31, 2011, the stock options became fully vested and expensed accordingly.  The Company did not grant any stock options for the period ended December 31, 2011.  The weighted average assumptions used in the model are outlined in the following table:

December 31, 2010
Risk-free rate of interest	1.81%
Dividend yield	0%
Volatility of common stock	321.74%
Expected term	5.3125 years

Stock-based compensation expense recognized in our statement of operations for the year ended December 31, 2011 and 2010 was $16,003 and $39,985, respectively.

The Company did not grant any warrants during year ended December 31, 2010 or the year ended December 31, 2011.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Exercising of Stock Warrants and Options

For the year ended December 31, 2011, and the year ended December 31, 2010, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	-	-
Granted	-	-	560,000	$0.10
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

Income tax expense consists of California minimum franchise taxes of $1,600, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027.  The net operating loss as of December 31, 2011 was approximately $149,529. The net operating loss as of December 31, 2010 was approximately $311,000.  No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:
	December 31, 2011	December 31, 2010

Deferred Tax Asset	$50,840	$105,819
Valuation Allowances	(50,840)	(105,819)
Total:	-	-

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

Net loss per share for the year ending:

	December 31, 2011	December 31, 2010
Net Income/Loss	$(230,183)	$(162,196)

Weighted number of common shares outstanding - basic	39,082,041	37,369,375

Loss per share - basic	$(0.01)	$(0.00)

Weighted number of common shares outstanding - fully diluted	43,009,541	37,369,375

Loss per share - fully diluted	$(0.01)	$(0.00)

NOTE 14 — RELATED PARTY TRANSACTIONS

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  As of December 31, 2011, the stock options are fully expensed and included in stock based compensation of $16,003.

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan.  The money was loaned to us at a rate of 10% interest compounded annually.  In addition, as of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the company to secure equipment.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 19, 2013.  The Company had a note payable balance of $55,000 for the period ended December 31, 2011 and a balance of $50,000 for the period ended December 31, 2010.  For the period ended December 31, 2011, and year ended December 31, 2010, the Company recorded accrued interest of $6,646 and $2,580, respectively.

On July 1, 2010, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible any time at $0.10 per share.  The holder of this note is the Holland Family Trust, which is not controlled by any of our officers and directors, but is controlled by Franklena E. Holland, the mother of one of our officers and directors.  Under the note we have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The note matured on July 1, 2011, and was renewed for another 1 year term.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of December 31, 2011.  The Company had a convertible note payable balance of $75,000 for period ended December 31, 2011 and December 31, 2010.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820 on October 1, 2008. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash and debt. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Cash, accounts receivable, capitalized production costs, prepaid royalties, prepaid expenses, accounts payable, accrued compensation, accrued royalties, accrued interest, accrued expenses, unearned royalties, notes payable – related party and technology payables reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at
		December 31, 2011
	Carrying Value
	December 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$69,898	$-	$-	$69,898

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

		Fair Value Measurements at
		December 31, 2010
	Carrying Value
	December 31, 2010	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$18,300	$-	$-	$18,300

The Company believes that the market rate of interest as of December 31, 2011 and 2010 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at December 31, 2011 and 2010.

NOTE 16 — SUBSEQUENT EVENTS

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000 in cash.  The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date the purchase installment was received.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of December 31, 2011.

On March 2, 2012, we issued 3,000,000 shares of our common stock, restricted in accordance with Rule 144, to Crucible Capital Group, Inc. for services pursuant to a letter agreement dated February 29, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

There are no changes to report during our fiscal quarter ended December 31, 2011.

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

Name	Age	Position

Craig Holland	51	President, Chief Executive Officer, Chief Creative Officer, and Director

Mick Donahoo	42	Chief Operating Officer, V.P. of Technology and Production, Secretary, Chief Financial Officer, Treasurer, and Director

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

Mick Donahoo co-founded Freeze Tag in October 2005 and in his role as COO, Mr. Donahoo oversees product planning, design, and software development of all games and technology.  With over 15 years of technology experience, Mr. Donahoo has produced over 25 mobile games distributed via 20 worldwide wireless carriers.  Prior to founding Freeze Tag, Mr. Donahoo led North American development for Thumbworks and following its acquisition, In-Fusio, and oversaw overseas engineering teams located in Taiwan, Thailand, India, Russia, and Korea.  Prior to In-Fusio, Mick was a consulting executive at Ernst & Young, LLP in the Financial Services and Aerospace and Defense industries architecting and developing large-scale, three-tiered client/server applications.  Mick holds a Bachelor of Science degree in Business and Management Information Systems from Brigham Young University.

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

Board Meetings and Committees

During the 2011 fiscal year to date, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officers and Directors

We do not currently have written employment agreements with our executives, Craig Holland and Mick Donahoo.  Both are at-will employees whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2011	159,600	-0-	-0-	-0-		-0-	-0-	-0-	159,600
President, CEO	2010	154,119	-0-	-0-	11,494	(1)	-0-	-0-	1,287	159,237	(1)
	2009	135,995	-0-	-0-	-0-		-0-	-0-	-0-	135,995

Mick Donahoo	2011	159,600	-0-	-0-	-0-		-0-	-0-	-0-	159,600
COO, VP	2010	154,119	-0-	-0-	-0-		-0-	-0-	1,287	155,406
	2009	135,995	-0-	-0-	-0-		-0-	-0-	-0-	135,995

(1)  On August 2, 2010, Mr. Holland was issued options to purchase 115,000 shares of our common stock with an exercise price of $0.11 per share, valued at $11,494 of which the Company has recognized a total stock based compensation expense of $9,579 as of December 31, 2010.  The remaining stock based compensation expense of $1,916 was recognized during the first quarter of the year ended December 31, 2011.

Director Compensation

The following table sets forth director compensation as of for the fiscal year ended December 31, 2011:

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2012, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Craig Holland (2)	13,987,375	(4)	31.6	% (4)

Common Stock	Mick Donahoo (2)	11,828,025		30.29%

Common Stock	Crucible Capital Group, Inc. 27 Whitehall St., 5th Floor New York, NY 10004	3,000,000		6.8%

Common Stock	All Directors and Officers As a Group (2 persons)	25,815,400	(4)	58.4	% (4)

(1)
Unless otherwise indicated, based on 44,082,949 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to us to secure equipment.  The money was loaned to us at a rate of 10% interest compounded annually and matures on October 19, 2013.

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan.  The money was loaned to us at a rate of 10% interest compounded annually.  As of December 31, 2011, Mr. Holland and Mr. Donahoo were each owed interest of $1,290 (for a total interest owed of $2,580) under these notes.  This brings the combined amount owed to Mr. Donahoo and Mr. Holland on these notes to a total amount of $52,580, as of December 31, 2011.  No principal or interest has been paid back to Mr. Donahoo or Mr. Holland as of December 31, 2011.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the year ended December 31, 2011, M&K CPAS, PLLC charged us $24,650, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.  During the year ended December 31, 2010, M&K CPAS, PLLC charged us $48,750, in fees for professional services for the audit of our financial statements included in our Form S-1.

Tax Fees

During the year ended December 31, 2011, M&K CPAS, PLLC charged $0 for professional services for tax preparation.   This was the same as for the year ended December 31, 2010.

All Other Fees

During the year ended December 31, 2011, M&K CPAS, PLLC charged $0 for any other fees.  This was the same for the year ended December 31, 2010.

Of the fees described above for the year ended December 31, 2011, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The following financial statements are filed as part of this report:

(a)(2)      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)      Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18*	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19*	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20*	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21*	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)           Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)           Incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-1/A2, filed with the Commission on October 25, 2010.

(3)           Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 3, 2011.

(4)           Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.

(5)           Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.

(6)           Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7)           Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: March 30, 2012		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer

Dated: March 30, 2012		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director, President and Chief Executive Officer

Dated: March 30, 2012		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer