Form 10-Q
period 2012-03-31
Freeze Tag, Inc.
filed 2012-05-15
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2012, there were 44,106,949 shares of common stock, $0.001 par value, issued and outstanding.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$26,085	$26,588
Accounts Receivable, Net	62,425	92,042
(Net of Allowance of $9,934 as of March 31, 2012 and December 31, 2011, respectively)
Capitalized Production Costs, Net	241,878	171,450
Prepaid Royalties	11,160	12,046
Prepaid Expenses	1,170	3,461
Total Current Assets	342,718	305,587

Fixed Assets, Net	4,364	4,870
(Net of depreciation of $5,413 and $4,907 as of March 31, 2012 and December 31, 2011, respectively)
Other Long-term Assets, Net	52,520	58,320
(Net of amortization of $35,132 and $29,332 as of March 31, 2012 and December 31, 2011 respectively)
Capitalized Production Costs, Net	553,658	614,881
TOTAL ASSETS	$953,260	$983,658

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$98,536	$72,171
Accrued Compensation	166,902	157,263
Accrued Royalties	366,278	354,736
Accrued Interest	16,433	11,603
Accrued Expenses	(233)	2,878
Current Technology Payable	18,000	18,000
Unearned Royalties	263,784	275,849
Current Convertible Note Payable, Net	164,157	69,898
(Net of debt discount of $45,068 and $90,827 as of March 31, 2012 and December 31, 2011, respectively)
Current Note Payable - Related Party	230,000	130,000
Total Current Liabilities	1,323,857	1,092,398

Long Term Technology Payable,net	3,298	7,299
Total Liabilities	1,327,155	1,099,697

Equity (Deficit)
Preferred Stock	-	-
$.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011
Common Stock	44,107	39,276
$.001 par value per share, 100,000,000 shares authorized, 44,106,949 and 39,275,720 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)
Additional Paid-In Capital	1,144,538	1,037,469
Common Stock Payable	21,000	29,400
Retained Deficit	(1,583,540)	(1,222,184)
Total Equity (Deficit)	(373,895)	(116,039)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$953,260	$983,658

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	March 31, 2012	March 31, 2011

Revenues	$103,280	$112,600

Costs and Expenses:
Cost of Sales - Product Development	94,445	60,136
Cost of Sales - Licensing	12,429	19,162
General & Administrative	296,510	113,538
Sales & Marketing	5,678	2,180
Amortization & Depreciation	46,264	259
Total Expense	455,326	195,275
Net Ordinary Income/Loss	(352,046)	(82,675)
Interest Income/(Expense), net	(8,073)	2,317
Net Income/Loss before taxes	(360,119)	(84,992)
Income Tax Expense	1,237	2,101
Net Income/Loss	$(361,356)	$(87,093)

Weighted number of common shares outstanding-basic and fully diluted	44,106,949	39,038,720
Income/ (Loss) per share-basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Loss	$(361,356)	$(87,093)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	506	260
Amortization expense	6,300	-
Amortization of capitalized production costs	88,708	55,707
Amortization on debt discount	45,759	-
Write-off of capitalized production costs	39,377	-
Stock based compensation	-	12,663
Stock issued for services	102,000	-
Changes in operating assets and liabilities:
Accounts receivable	29,619	47,350
Capitalized Production Costs	-	(121,683)
Prepaid Royalties	887	2,876
Prepaid Expenses	2,291	861
Other assets	(137,286)	-
Accounts Payable	26,358	(9,940)
Accrued Expenses	22,899	18,440
Unearned royalties	(12,065)	36,325
Net cash used by operating activities	$(146,003)	$(44,234)

Cash flows from Investing activities:
Cash used for purchasing fixed assets	$(4,500)	$-
Net cash used by investing activities	$(4,500)	$-

Cash flows from financing activities:
Payments for PPM Costs	$-	$(6,364)
Borrowings of debt	150,000	-
Repayments of debt	-	(5,700)
Net cash provided (used) by financing activities	$150,000	$(12,064)

Net decrease in cash	$(503)	$(56,298)
Cash at the beginning of the period	26,588	136,208
Cash at the end of the period	$26,085	$79,910

Non-cash transactions
Prepaid Insurance - Financed	$-	$562
Stock issued for PPM costs	$-	$3,326
Conversion of Asher Note	$1,500	$-
Stock issued for Marishco Technology	$8,400	$-

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)
For the Year Ended December 31, 2011 (Audited) and the Three Months Ended March 31, 2012 (Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Payable	In Capital	Deficit	Total

Balances as of December 31, 2010	39,038,720	$-	39,038,720	$39,039		$832,989	$(992,002)	$(119,974)

Capitalized cost of equity offering	-	$-	-	$-	$-	$(6,364)	$-	$(6,364)
Stock based compensation	-	$-	-	$-	$-	$16,003	$-	$16,003
Stock issued for Marishco Technology	-	$-	12,000	$12	$29,400	$4,188	$-	$33,600
Discount on Technology Payable	-	$-	-	$-	$-	$2,834	$-	$2,834
Stock issued for Services	-	$-	225,000	$225	$-	$47,275	$-	$47,500
BCF on Convertible Notes	-	$-	-	$-	$-	$140,544	$-	$140,544

Net loss	-	$-	-	$-	$-	$-	$(230,182)	$(230,182)

Balances as of December 31, 2011	39,038,720	$-	39,275,720	$39,276	$29,400	$1,037,469	$(1,222,184)	$(116,039)

Stock issued for Marishco Technology	-	$-	24,000	$24	$(8,400)	$8,376	$-	$-
Stock issued for Services	-	$-	3,000,000	$3,000	$-	$99,000	$-	$102,000
Stock issued for Convertible Note	-	$-	1,807,229	$1,807	$-	$(307)	$-	$1,500

Net loss	-	$-	-	$-	$-	$-	$(361,356)	$(361,356)

Balances as of March 31, 2012	39,038,720	$-	44,106,949	$44,107	$21,000	$1,144,538	$(1,583,540)	$(373,895)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
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
March 31, 2012
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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at March 31, 2012 and December 31, 2011 were insured.  At March 31, 2012 and December 31, 2011, there were no cash equivalents.

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
March 31, 2012
(Unaudited)

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

During the period ended March 31, 2012, the Company’s primary distributors that represented 10% or more of its revenues were: Exent – 19.32%, Big Fish Games – 14.85% and Avanquest – 10.39%.  During the period ended March 31, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Apple Inc. – 23%, Big Fish Games – 19%, Oberon – 14%, Exent Technologies and Denda Games – 11% each respectively.

At March 31, 2012, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent  - 31.97%, RealNetworks – 14.03%, Oberon – 13.09%, Big Fish Games – 11.53%, and Apple – 10.26%.  At March 31, 2011, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games - 39%, Square Enix Ltd – 22%, and Exent Technologies – 17%.

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
March 31, 2012
(Unaudited)

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

Stock-based compensation expense recognized in our statement of operations for the periods ended March 31, 2012, and 2011, were $0 and $12,663, respectively.

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
March 31, 2012
(Unaudited)

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
March 31, 2012
(Unaudited)

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

 FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

At March 31, 2012, and December 31, 2011, current and long-term capitalized software development costs on the balance sheet were $795,536 and $786,331, respectively.

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

For the periods ended March 31, 2012 and March 31, 2011, the Company “Cost of Sales – Development Services” was $0 and $0, respectively.

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

As of March 31, 2012 and December 31, 2011, prepaid royalties (or prepaid licensing fees) were $11,160, and $12,046, respectively.

 FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on January 1, 2012. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

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
March 31, 2012
(Unaudited)

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

As shown in the accompanying financial statements for the periods ending March 31, 2012 and March 31, 2011, we have incurred net losses of $361,356 and $87,093, respectively. As of March 31, 2012 our deficit is $1,583,540. During the period ended March 31, 2012 and the year ended December 3l, 2011, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 4 —	CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	March 31, 2012	December 31, 2011

Capitalized Production Costs	1,649,046	1,551,199
Accumulated Production Costs Amortization	(853,510)	(764,865)
Total Capitalized Production Costs, Net	$795,536 795,536	$786,331

Current	241,878	171,450
Long Term	553,658	614,881

We recognized amortization expense of $88,708 and $55,707 for the periods ended March 31, 2012 and 2011, respectively.

NOTE 5 —	OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment.  As of March 31, 2012, the Company has issued a total of 36,000 shares to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the periods ended March 31, 2012 and March 31, 2011 amortization expense was $5,800 and $0 respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 6 —	FIXED ASSETS

Fixed assets, Net, consists of the following at:

	March 31, 2012	December 31, 2011

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(5,413)	(4,907)
Total Fixed Assets, Net	$4,364	$4,870

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over three years.  For the periods ended March 31, 2012, and 2011, depreciation expense was $506 and $260, respectively.

NOTE 7 —	ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	March 31, 2012	December 31, 2011

Employee Reimbursements owed	2,519	-
Payroll Liabilities	-	-
Accrued Vacation	70,783	63,663
Accrued Salary	93,600	93,600

Total Accrued Compensation	$166,902	$157,263

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 8 —	ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copyrights.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	March 31, 2012	December 31, 2011

Accrued Royalties	366,278	354,736
Unearned Royalties	263,784	275,849

Total Accrued and Unearned Royalties	$630,062	$630,585

NOTE 9 —	COMMITMENTS AND CONTINGENCIES

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

Technology Payable

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party which included a liability in the amount of $36,000 and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment and there is no stated interest rate.  Therefore the balance of $36,000 was recorded as a liability, net of a discount of $2,834 with the discount to be amortized over the life of the liability using the effective interest method.  As of March 31, 2012, the Company recognized a current liability of $18,000, long-term liability of $3,298 and amortization of debt discount of $500.

NOTE 10 —	DEBT

Debt consists of the following at:

	March 31, 2012	December 31, 2011

Notes Payable-Related Party	230,000		130,000
Notes Payable-Convertible	209,225		160,725
Discounts on Convertible Notes Payable	(45,068)		(90,827)
Total Debt, Net of Discounts	$394,157		$199,898
Less: Current, Net of Discounts	394,157		199,898
Long Term, Net of Discounts	$-	$	- 50,000

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.1375 below the market price on July 21, 2011 of $0.25 provided a value of $51,136 of which $29,875 was amortized during 2011.  For the period ending March 31, 2012, $16,279 was amortized. In addition, on February 2, 2012, a principal amount of $1,500 was converted into 1,807,229 common shares at a conversion price of $0.00083 in accordance with the Variance Conversion Price.  This conversion caused an additional amortization expense of $510 during the period ending March 31, 2012.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.11917 below the market price on September 16, 2011 of $0.30 provided a value of $40,000 of which $15,252 was amortized during 2011.  For the period ending March 31, 2012, $13,094 was amortized.

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

The Company evaluated the Lebrecht Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.10125 below the market price on November 17, 2011 of $0.135 provided a value of $4,408 of which $529 was amortized during 2011.  For the period ending March 31, 2012, $1,093 was amortized.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0605 below the market price on December 6, 2011 of $0.14 provided a value of $45,000 of which $4,061 was amortized during 2011. For the period ending March 31, 2012, $14,783 was amortized.

Total Accrued interest for the above convertible notes is $6,699 and $3,436 as of March 31, 2012 and December 31, 2011, respectively.

Convertible Note Payable – Related Party

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of March 31, 2012.  The Company had a convertible note payable balance of $75,000 for period ended March 31, 2012 and December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of March 31, 2012.  The Company had a convertible note payable balance of $100,000 for period the period ended March 31, 2012 and December 31, 2011.   On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

The Company evaluated this related party convertible note for derivative liability treatment noting that if the shares were converted at a fixed price of $0.05 per share, and the principal value of $100,000, this would result in 2,000,000 additional shares which is approximately 2% of the authorized share count; therefore, the number of shares is determinate and in conclusion, the note is not considered a derivative liability. In addition, the Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.05 which was exactly the same as the market price of $0.05 on the date of issuance; therefore, no beneficial conversion feature was created during issuance of this note.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

The Company had a note payable balance of $55,000 for the period ended March 31, 2012 and December 31, 2011.  For the period ended March 31, 2012, and year ended December 31, 2011, the Company recorded accrued interest of $9,734 and $8,167, respectively.

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $7,574 and $3,507 for the periods ended March 31, 2012, and 2011, respectively. However, the amortization expense related to the beneficial conversion features of $45,759 is not included in interest expense on the financial statements; rather it is included in amortization expense.

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
March 31, 2012
(Unaudited)

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

On February 2, 2012, a principal amount of $1,500 from the First Asher Note was converted into 1,807,229 common shares at a conversion price of $0.00083 in accordance with the Variance Conversion Price.  This conversion caused an additional amortization expense of $510 during the period ending March 31, 2012.

On March 2, 2012, we issued 3,000,000 shares of our common stock, restricted in accordance with Rule 144, to Crucible Capital Group, Inc. for services pursuant to a letter agreement dated February 29, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.  The shares were valued based on the closing stock price for the date of the letter agreement dated February 29, 2012.

On March 30, 2012, we issued 24,000 shares of our common stock, restricted in accordance with Rule 144, to an unaffiliated thirty party as consideration under the Technology Transfer Agreement entered into on June 22, 2011. This is the second and third of eight identical quarterly installments of shares to be issued. The fair value of $8,400 based on the closing price of $0.35 per share on the measurement date was deducted from common stock payable. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholder was a sophisticated investor, familiar with our operations, and there was no solicitation.

Discussion of 2006 Stock Option plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006.  A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”).  On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees.  Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan.  As of the period ended March 31, 2012, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
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

Stock-based compensation expense recognized in our statement of operations for the period ended March 31, 2012 and 2011 was $0, respectively.

The Company did not grant any warrants during the period ended March 31, 2012 or the year ended December 31, 2011.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

Exercising of Stock Warrants and Options

For the period ended March 31, 2012 and the year ended December 31, 2011, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price

Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	$-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

NOTE 12 —	INCOME TAXES

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

Income tax expense consists of California minimum franchise taxes of $1,600, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027.  The net operating loss as of March 31, 2012 is approximately 228,235. The net operating loss as of December 31, 2011 was approximately $149,529. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

Deferred tax asset and the valuation account consists of the following at:

	March 31, 2012	December 31, 2011

Deferred Tax Asset	$77,600	$50,840
Valuation Allowances	(77,600)	(50,840)
Total:	-	-

NOTE 13 —	EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the period ended March 31, 2012 and March 31, 2011, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

Net loss per share for the period ending:

	March 31, 2012	March 31, 2011

Net Income/Loss	$(361,356)	$(87,093)

Weighted number of common shares outstanding – basic and fully diluted	41,449,822	39,038,720

Loss per share – basic and fully diluted	$(0.01)	$(0.00)

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 14 —	RELATED PARTY TRANSACTIONS

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan.  The money was loaned to us at a rate of 10% interest compounded annually.  In addition, as of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the company to secure equipment.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 19, 2013.  The Company had a note payable balance of $55,000 for the period ended March 31, 2012 and December 31, 2011.  For the period ended March 31, 2012 and the period ended December 31, 2011, the Company recorded accrued interest of $9,734 and $8,167, respectively.

On July 1, 2010, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible any time at $0.10 per share.  The holder of this note is the Holland Family Trust, which was not controlled by any of our officers and directors, but was controlled by Franklena E. Holland, the mother of one of our officers and directors.  Under the note we have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The note matured on July 1, 2011, and was renewed for another 1 year term.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of December 31, 2011.  The Company had a convertible note payable balance of $75,000 for period ended March 31, 2012 and $75,000 for period ended December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

On January 26, 2012, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible at any time at $0.05 per share.  The holder of this note is the Holland Family Trust, which was not controlled by any of our officers and directors at the time, but was controlled by Franklena Holland, the mother of one of our officers and directors.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date of issuance.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of March 31, 2012.  The Company had a convertible note payable balance of $100,000 for period the period ended March 31, 2012 and December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

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
March 31, 2012
(Unaudited)

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at
		March 31, 2012
	Carrying Value
	March 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$164,157	$-	$-	$164,157

		Fair Value Measurements at
		December 31, 2011
	Carrying Value
	December 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$69,898	$-	$-	$68,898

The Company believes that the market rate of interest as of March 31, 2012 and December 31, 2011 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at March 31, 2012 and December 31, 2011.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 16 —	SUBSEQUENT EVENTS

On April 2, 2012, a convertible note loan from Robert Cowdell was secured for $50,000 in cash.  The promissory note is convertible into the Company’s common stock at a rate of $0.04 per share.  The convertible promissory note bears interest at the rate of 12% per annum and matures 6 months from the date the purchase installment was received.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of March 31, 2012.

On April 11, 2012, a note payable was issued to Mick Donahoo for $15,000 for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on June 15, 2012.

On April 25, 2012, a note payable was issued to Mick Donahoo for $10,000 for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 25, 2012.

On April 25, 2012, a note payable was issued to Craig Holland for $10,000 for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 25, 2012.

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

During our most recent fiscal quarter ended March 31, 2012, we generated revenues of $103,280 from the sales our games compared to $112,600 for the quarter ended March 31, 2011.

During the quarter ended March 31, 2012, we launched Etch A Sketch on the Android platform, a soft launch of Rocket Weasel® on the iOS and Android platforms, and Unsolved Mystery Club®: Amelia Earhart on the iOS Platform.  In 2012 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to certain third parties, for which we then have to pay royalties to the owner of the intellectual property.  We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.

During the quarter ended March 31, 2012, we generated a net loss of ($361,356).  The net loss was primarily attributable to our increase in general and administrative expenses, as described below.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Introduction

Our revenues for the three months ended March 31, 2012 were $103,280, compared to $112,600, for the three months ended March 31, 2011.  For the three months ended March 31, 2012 we released three games, which is consistent with our most recent quarters.  We hope to release approximately 3-5 games in each three-month period.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three ended March 31, 2012, as compared to the three months ended March 31, 2011, are as follows:

	3 Months Ended March 31, 2012	3 Months Ended March 31, 2011

Revenue	$103,280	$112,600

Costs and Expenses:
Cost of Sales – Product Development	94,445	60,136
Cost of Sales – Development Services	-	-
Cost of Sales – Licensing	12,429	19,162
General & Administrative	296,510	113,538
Sales & Marketing	5,678	2,180
Amortization & Depreciation	46,264	259
Total Expense	$455,326	$195,275

Net Ordinary Income (Loss)	$(352,046)	$(82,675)

Net Income (Loss)	$(361,356)	$(87,093)

Our revenues for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, remained fairly constant.  While our revenue between the two periods was consistent, this will likely not be true of every three month-period as our revenue typically fluctuates based on when we release our games and the popularity of the games we release.

Our operating expenses for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, increased by $260,051, primarily due to increases of $34,309 in cost of sales-product development, $182,972 in our general and administrative expenses, and $46,005 in depreciation and amortization.  Our increase in cost of sales-product development was primarily due to the fact we realized additional games in the 2012 period. The increase in general and administrative expense was primarily due to $102,000 in stock based compensation, $39,437 in previous capitalized costs that were expensed during the quarter due to taking the assets of one our games and rolling it into another game based on a decision to not release one of the games we were developing, with the rest of the increase attributable to increases in legal and accounting expenses and increases in our payroll.  The increase in the amortization and depreciation was due to stock grants, depreciating assets and the certain promissory notes we issued.

As a result of the above, our net loss increased from $87,093 for the three months ended March 31, 2011 to $361,356 for the three months ended March 31, 2012.  We attribute this increase in our net loss to the increase in our general and administrative expenses outlined above.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2012 was approximately $26,085, and our monthly cash flow burn rate is approximately $85,000, which is fairly consistent with our most recent periods.  As a result, we have significant short term cash needs.  These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities.  We intend to raise additional capital through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	(Unaudited) March 31, 2012	December 31, 2011	Change

Cash	$26,085	$26,587	$(582)
Total Current Assets	342,718	305,587	37,131
Total Assets	953,260	983,658	30,398
Total Current Liabilities	1,323,857	1,092,405	231,459
Total Liabilities	$1,327,155	$1,099,704	$227,458

Our current assets increased by $37,131 as of March 31, 2012 as compared to December 31, 2011, primarily because of an increase an increase in capitalized production costs of $70,428, or 41%, offset by a decrease in accounts receivable, net of $29,617 or 32%.

Our current liabilities increased by $231,459 as of March 31, 2012 as compared to December 31, 2011 primarily because of an increase in accounts payable of $26,365, or 37%, and an increase in current convertible note payable, net of $94,259, or 134%.

Our total liabilities increased by $227,458 as of March 31, 2012 as compared to December 31, 2011, due to the increases in current liabilities described above, offset by a decrease in long term technology payable of $4,001.

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

Cash Requirements

Although we had $26,085 in cash as of March 31, 2012, based on our revenues, cash on hand and current monthly burn rate, around $85,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($146,003) for the three months ended March 31, 2012, as compared to ($44,234) for the three months ended March 31, 2011.  For the three months ended March 31, 2012, the net cash used in operating activities consisted primarily of our net loss of ($361,356) and other assets of ($137,286), offset in part by amortization of capitalized productions costs of $88,708, stock issued for services of $102,000, amortization of debt discount of $45,759, and a write-off of capitalized production costs of $39,377.  For the three months ended March 31, 2011, the net cash used in operating activities consisted primarily of our net loss of ($87,093) and capitalized production costs of ($121,683), offset in part by amortization of capitalized production costs of $55,707, and unearned royalties of $36,325.

Investments

We had cash flows from investing activity of $4,500 for the three months ended March 31, 2012 related to cash used for purchasing fixed assets, compared to $0 for the three months ended March 31, 2011.

Financing

Our net cash provided (used) by financing activities for the three months ended March 31, 2012 was $150,000, compared to $12,064 for the three months ended March 31, 2011.  For the three months ended March 31, 2012, our financing activities consisted of borrowings of debt of $150,000.  For the three months ended March 31, 2011, our financing activities consisted of payments for PPM costs of ($6,364) and repayments of debt of ($5,700).

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2011.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Common Stock

On February 2, 2012, we issued 1,807,229 shares of our common stock to Asher Enterprises, Inc. upon the conversion by Asher of $1,500 of debt we owe to them under an 8% Convertible Promissory Note.  The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.  The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On March 2, 2012, we issued 3,000,000 shares of our common stock, restricted in accordance with Rule 144, to Crucible Capital Group, Inc. as consideration for public and financial relations services.  The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.  The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On March 30, 2012, we issued 24,000 shares of our common stock, restricted in accordance with Rule 144, to an unaffiliated thirty party as consideration under the Technology Transfer Agreement entered into on June 22, 2011.  These were two quarterly installment issuances under that agreement.  The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.  The shareholder was a sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

(4)           Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.

(5)           Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.

(6)           Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7)           Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

(8)           Incorporated by reference from Annual Report on Form 10-K for the period ended December 31, 2011 filed with the Commission on March 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: May 15, 2012		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer