Form 10-Q
period 2012-06-30
Freeze Tag, Inc.
filed 2012-08-14
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 6, 2012, there were 52,057,328 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$549	$26,588
Accounts Receivable, Net	72,418	92,042
(Net of Allowance of $9,934 and $9,934 as of June 30, 2012 and December 31, 2011, respectively)
Capitalized Production Costs, Net	359,071	171,450
Prepaid Royalties	9,085	12,046
Prepaid Expenses	317	3,461
Total Current Assets	441,440	305,587

Fixed Assets, Net	3,859	4,870
(Net of depreciation of $5,918 and $4,907 as of June 30, 2012 and December 31, 2011, respectively)
Other Long-term Assets, Net	46,720	58,320
(Net of amortization of $40,932 and $29,332 as of June 30, 2012 and December 31, 2011 respectively)
Capitalized Production Costs, Net	457,881	614,881
TOTAL ASSETS	$949,900	$983,658

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	91,923	72,171
Accrued Compensation	168,487	157,263
Accrued Royalties	377,451	354,736
Accrued Interest	27,251	11,603
Accrued Expenses	-	2,878
Current Technology Payable	17,214	18,000
Unearned Royalties	298,673	275,849
Current Convertible Note Payable	45,500	-
(Currently in Default)
Current Convertible Note Payable, Net	95,160	69,898
(Net of debt discount of $13,065 and $90,827 as of June 30, 2012 and December 31, 2011, respectively)
Current Note Payable - Related Party	305,000	130,000
Total Current Liabilities	1,426,659	1,092,398

Long Term Technology Payable, Net	-	7,299
Total Liabilities	1,426,659	1,099,697

Equity (Deficit)
Preferred Stock	-	-
$.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011
Common Stock	52,058	39,276
$.001 par value per share, 100,000,000 shares authorized, 52,057,328 and 39,275,720 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)
Additional Paid-In Capital	1,250,300	1,037,469
Common Stock Payable	16,800	29,400
Retained Deficit	(1,222,186)	(1,222,184)
Total Equity (Deficit)	(476,759)	(116,039)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$949,900	$983,658

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues	$132,862	$164,418	$236,142	$277,018

Costs and Expenses:
Cost of Sales - Product Development	107,643	55,707	202,088	115,843
Cost of Sales - Licensing	13,247	45,963	25,676	65,125
General & Administrative	174,599	100,617	471,109	214,155
Sales & Marketing	3,093	2,076	8,771	4,256
Amortization & Depreciation	32,508	241	78,772	500
Total Expense	331,090	204,604	786,416	399,879
Net Ordinary Income/(Loss)	(198,228)	(40,186)	(550,274)	(122,861)
Interest Income/(Expense), net	(14,151)	(3,620)	(22,224)	(5,937)
Net Income/(Loss) before taxes	(212,379)	(43,806)	(572,498)	(128,798)
Income Tax Expense	-	-	1,235	2,101
Net Income/(Loss) before taxes	$(212,379)	$(43,806)	$(573,733)	$(130,899)

Weighted number of common shares outstanding-basic and fully diluted	46,384,334	39,038,720	42,778,386	39,038,720
Income/ (Loss) per share-basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net Loss	$(573,733)	$(130,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,011	501
Amortization expense	11,600	-
Amortization of capitalized production costs	190,486	111,414
Amortization on debt discount	77,762	-
Write-off of capitalized production costs	39,437	-
Stock based compensation	156,013	16,003
Changes in operating assets and liabilities:
Accounts receivable	19,626	78,270
Capitalized Production Costs	(260,540)	(269,734)
Prepaid Expenses	3,144	3,345
Other current assets	2,962	-
Accounts Payable	11,661	(4,851)
Accrued Expenses	46,708	69,427
Unearned royalties	22,824	46,176
Net cash used by operating activities	$(251,039)	$(80,348)

Cash flows from Investing activities:
Cash used for purchasing fixed assets	$-	$-
Net cash used by investing activities	$-	$-

Cash flows from financing activities:
Payments for PPM Costs	$-	$(6,364)
Borrowings of debt	50,000	-
Borrowings of debt - related party	175,000	-
Repayments of debt	-	(11,200)
Net cash provided (used) by financing activities	$225,000	$(17,564)

Net decrease in cash	$(26,039)	$(97,912)
Cash at the beginning of the period	26,588	136,208
Cash at the end of the period	$549	$38,296

Non-cash transactions
Intangible assets purchased	$-	$69,600
Debt issued for intangible asset purchase, net	$-	$33,166
Stock issued for Marischco Technology	$12,600	$33,600
Conversion of Asher Note	$57,000	$-

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)
For the Year Ended December 31, 2011 (Audited) and the Six Months Ended June 30, 2012 (Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total

Balances as of December 31, 2010	39,038,720	$-	39,038,720	$39,039		$832,989	$(992,002)	$(119,974)

Capitalized cost of equity offering	-	$-	-	$-	$-	$(6,364)	$-	$(6,364
Stock based compensation	-	$-	-	$-	$-	$16,003	$-	$16,003
Stock issued for Marishco Technology	-	$-	12,000	$12	$29,400	$4,188	$-	$33,600
Discount on Technology Payable	-	$-	-	$-	$-	$2,834	$-	$2,834
Stock issued for Services	-	$-	225,000	$225	$-	$47,275	$-	$47,500
BCF on Convertible Notes	-	$-	-	$-	$-	$140,544	$-	$140,544

Net loss	-	$-	-	$-	$-	$-	$(230,182)	$(230,182)

Balances as of December 31, 2011	39,038,720	$-	39,275,720	$39,276	$29,400	$1,037,469	$(1,222,184)	$(116,039)

Stock issued for Marishco Technology	-	$-	36,000	$36	$(12,600)	$12,564	$-	$-
Stock issued for Services	-	$-	3,849,571	$3,850	$-	$140,644	$-	$144,494
Stock issued for conversion of Accounts Payable	-	$-	230,375	$230	$-	$11,288	$-	$11,518
Stock issued for Convertible Note	-	$-	8,665,362	$8,666	$-	$48,335	$-	$57,001

Net loss	-	$-	-	$-	$-	$-	$(573,733)	$(573,733)

Balances as of June 30, 2012	39,038,720	$-	52,057,028	$52,058	$16,800	$1,250,300	$(1,795,917)	$(476,759)

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

NOTE 2 —         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of online and downloadable games for PC, Mac and smartphone platforms.  The Company distributes its products primarily through online games portals and smartphone device manufacturers (“distribution partners”), which market the games to end-users.  The nature of our business is such that we sell games basically through four distribution outlets – WEB portals, brick and mortar retail distributors, mobile distributors and publishers, and our own web portal, www.freezetag.com.

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
NOTES TO THE FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at June 30, 2012 and December 31, 2011 were insured.  At June 30, 2012 and December 31, 2011, there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners.  As of June 30, 2012 and December 31, 2012; the allowance for doubtful accounts was $9,934 and $9,934, respectively.

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

During the period ended June 30, 2012, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 56% and Barnes & Noble – 10%.  During the period ended June 30, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Mumbo Jumbo – 35%, Exent – 16%, Big Fish Games – 12% and S.A.D – 11%.

At June 30, 2012, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games – 37%, Exent  - 28%, and Boonty – 13%, At December 31, 2011, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent  - 25.17%, Big Fish Games – 18.26%, and Avanquest – 11.06%.

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

Stock-based compensation expense recognized in our statement of operations for the six-month period ended June 30, 2012 were $156,013 and $16,033, for the six-month period ended June 30, 2011.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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
NOTES TO THE FINANCIAL STATEMENTS

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

At June 30, 2012, and December 31, 2011, current and long-term capitalized software development costs on the balance sheet were $816,952 and $786,331, respectively.

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

For the six-month period ended June 30, 2012 and June 30, 2011, the Company “Cost of Sales – Development Services” were $0 and $0, respectively.

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

For the six-month period ended June 30, 2012 and the year ended December 31, 2011, prepaid royalties (or prepaid licensing fees) were $9,085, and $12,046, respectively.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 3 —        GOING CONCERN

As shown in the accompanying financial statements for the six-month period ended June 30, 2012 and June 30, 2011, we have incurred net losses of $573,733 and $130,899, respectively. As of June 30, 2012 our accumulated deficit is $1,795,917. During the period ended June 30, 2012 and the year ended December 3l, 2011, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2012. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 4 —        CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	June 30, 2012	December 31, 2011

Capitalized Production Costs	1,772,303	1,551,199
Accumulated Production Costs Amortization	(955,351)	(764,865)
Total Capitalized Production Costs, Net	$816,952	$786,331

Current	359,071	171,450
Long Term	457,881	614,881

We recognized amortization expense of $190,486 and $111,414 for the six-month periods ended June 30, 2012 and 2011, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 —         OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment.  As of June 30, 2012, the Company has issued a total of 48,000 shares to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the six-month period ended June 30, 2012 and June 30, 2011 amortization expense was $11,600 and $0 respectively.

NOTE 6 —         FIXED ASSETS

Fixed assets, Net, consists of the following at:

	June 30, 2012	December 31, 2011

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(5,918)	(4,907)
Total Fixed Assets, Net	$3,859	$4,870

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over three years.  For the six-month period ended June 30, 2012, and 2011, depreciation expense was $1,011 and $501, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 —         ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	June 30, 2012	December 31, 2011

Accrued Vacation	74,887	63,663
Accrued Salary	93,600	93,600

Total Accrued Compensation	$168,487	$157,263

NOTE 8 —         ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copyrights.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	June 30, 2012	December 31, 2011

Accrued Royalties	377,451	354,736
Unearned Royalties	298,673	275,849

Total Accrued and Unearned Royalties	$676,124	$630,585

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

Technology Payable

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party which included a liability in the amount of $36,000 and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment and there is no stated interest rate.  Therefore the balance of $36,000 was recorded as a liability, net of a discount of $2,834 with the discount to be amortized over the life of the liability using the effective interest method.  As of June 30, 2012, and December 31, 2011, the Company recognized a current liability of $17,214 and $18,000, respectively, and a long-term liability of $0 and $7,299, respectively.  During the six-month periods ended June 30, 2012 and June 30, 2011 the Company amortized the related debt discount amounts of $915 and $0, respectively.  As of June 30, 2012, and December 31, 2012, the remaining debt discounts were $786 and $1,701, respectively.

NOTE 10 —      DEBT

Debt consists of the following at:

	June 30, 2012	December 31, 2011

Notes Payable-Related Party	305,000	130,000
Notes Payable-Convertible, in default	45,500	-
Notes Payable-Convertible	108,225	160,725
Discounts on Convertible Notes Payable	(13,065)	(90,827)
Total Debt, Net of Discounts	$455,660	$199,898
Less: Current, Net of Discounts	455,660	199,898
Long Term, Net of Discounts	$-	$-

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.1375 below the market price on July 21, 2011 of $0.25 provided a value of $51,136 of which $29,875 was amortized during 2011. In addition, on February 2, 2012, a principal amount of $1,500 was converted into 1,807,229 common shares at a conversion price of $0.00083 in accordance with the Variance Conversion Price.  During the three month period ended June 30, 2012, three more conversions took place and $55,500 was converted into 6,858,133 common shares.  As the note was fully mature as of April 25, 2012, the amortization expense was completely recognized, resulting in amortization expense of $21,261 during the six-month period ended June 30, 2012.  This note is currently in default which triggers an increase in its interest rate to 22% from 8%, which occurred on April 25, 2012.  The principal balance in default is 5,500; the associated accrued interest on this note is 4,719; both as of June 30, 2012.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.11917 below the market price on September 16, 2011 of $0.30 provided a value of $40,000 of which $15,252 was amortized during 2011.  For the period ending June 30, 2012, $24,748 was amortized, and is now fully amortized, as this note fully matured on June 20, 2012. This note is currently in default which triggers an increase in its interest rate to 22% from 8%, which occurred on June 20, 2012.  The principal balance in default is 40,000; the associated accrued interest on this note is 2,521; both as of June 30, 2012.

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

The Company evaluated the Lebrecht Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.10125 below the market price on November 17, 2011 of $0.135 provided a value of $4,408 of which $529 was amortized during 2011.  For the period ending June 30, 2012, $2,186 was amortized.

On December 6, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $45,000(the “Third Asher Note”). The Third Asher Note has a maturity date of September 8, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Third Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Third Asher Note closed on December 8, 2011, the date that the purchase price was delivered to us.

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0605 below the market price on December 6, 2011 of $0.14 provided a value of $45,000 of which $4,061 was amortized during 2011. For the period ending June 30, 2012, $29,567 was amortized.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On April 2, 2012, a convertible note loan from Robert Cowdell was secured for $50,000 in cash.  The promissory note is convertible into the Company’s common stock at a rate of $0.04 per share.  The convertible promissory note bears interest at the rate of 12% per annum and matures 6 months from the date the purchase installment was received.  Accrued interest as of June 30, 2012 was $1,496.

The Company evaluated this convertible note for derivative liability treatment noting that if the shares were converted at a fixed price of $0.04 per share, and the principal value of $50,000, this would result in 1,250,000 additional shares which is approximately 2.5% of the authorized share count; therefore, the number of shares is determinate and in conclusion, the note is not considered a derivative liability. In addition, the Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.04 which was exactly the same as the market price of $0.04 on the date of issuance; therefore, no beneficial conversion feature was created during issuance of this note.

Total Accrued interest for the above convertible notes is $11,458 and $3,436 as of June 30, 2012 and December 31, 2011, respectively.

Convertible Note Payable – Related Party

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Accrued interest as of June 30, 2012 was $2,500.  The Company had a convertible note payable balance of $75,000 for the six-month period ended June 30, 2012 and December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Accrued interest as of June 30, 2012 was $3,334.  The Company had a convertible note payable balance of $100,000 for period the period ended June 30, 2012 and December 31, 2011.   On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

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

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 11, 2012.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 25, 2012.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 24, 2012.

The Company had a note payable balance of $305,000 for the six-month period ended June 30, 2012 and $55,000 at December 31, 2011.  For the six-month period ended June 30, 2012 and June 30, 2011, the Company recorded interest expense of $5,587 and $5,242, respectively.

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $99,035 and $7,127 for the six-month period ended June 30, 2012, and 2011, respectively. However, the amortization expense related to the beneficial conversion features of $77,762 is not included in interest expense on the financial statements; rather it is included in amortization expense and was only applicable in the six-months ended June 30, 2012.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On February 2, 2012, a principal amount of $1,500 from the First Asher Note was converted into 1,807,229 common shares at a conversion price of $0.00083 in accordance with the Variance Conversion Price.  In addition, during the three months ended June 30, 2012, a principal amount of $55,500 from the First Asher Note was converted into 6,858,133 common shares at conversion prices ranging between $0.0039 and $0.011 in accordance with the Variance Conversion Price. Finally, as of April 25, 2012, the First Asher Note matured which resulted in the completion of the amortization of the beneficial conversion feature of $21,261 during the six-months ending June 30, 2012.

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

During the six-months ended June 30, 2012, we issued 36,000 shares of our common stock, restricted in accordance with Rule 144, to an unaffiliated thirty party as consideration under the Technology Transfer Agreement entered into on June 22, 2011. This is the second, third and fourth of eight identical quarterly installments of shares to be issued. The fair value of $12,600 based on the closing price of $0.35 per share on the measurement date was deducted from common stock payable. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholder was a sophisticated investor, familiar with our operations, and there was no solicitation.

On May 29, 2012, we issued 1,079,946 shares of our common stock, restricted in accordance with Rule 144, to various employees and contractors for services rendered. The shares were valued based on the closing stock price for the date of the grant dated May 29, 2012. 230,375 of these shares were issued as a conversion of accounts payable; the fair value on the date of grant of May 29, 2012, was compared with the fair value of the amounts payable, noting the difference was zero; therefore, no gain or loss was booked as a result of this conversion. The amounts were properly classified as non-cash reconciling items to net income due to the fact that the accounts payable amounts were expensed during the six-months ended June 30, 2012.

Discussion of 2006 Stock Option plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006.  A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”).  On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees.  Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan.  As of the period ended June 30, 2012, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company granted 560,000 stock options during the year ended December 31, 2010.  As of December 31, 2011, the stock options became fully vested and expensed accordingly.  The Company did not grant any stock options for the period ended June 30, 2012.  The weighted average assumptions used in the model are outlined in the following table:

December 31, 2010
Risk-free rate of interest	1.81%
Dividend yield	0%
Volatility of common stock	321.74%
Expected term	5.3125 years

Stock-based compensation expense recognized in our statement of operations for the six-month period ended June 30, 2012 and 2011 was $0, respectively.

The Company did not grant any warrants during the period ended June 30, 2012 or the year ended December 31, 2011.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Exercising of Stock Warrants and Options

For the six-month period ended June 30, 2012 and the year ended December 31, 2011, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

Income tax expense consists of California minimum franchise taxes of $1,600, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027.  The net operating loss as of June 30, 2012 is approximately $258,472. The net operating loss as of December 31, 2011 was approximately $149,529. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Deferred tax asset and the valuation account consists of the following at:

	June 30, 2012	December 31, 2011

Deferred Tax Asset	$87,880	$50,840
Valuation Allowances	(87,880)	(50,840)
Total:	-	-

NOTE 13 —      EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the six-month period ended June 30, 2012 and June 30, 2011, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

Net loss per share for the period ending:

	June 30, 2012	June 30, 2011
Net Income/Loss	$(573,733)	$(130,899)

Weighted number of common shares outstanding – basic and fully diluted	42,778,386	39,038,720

Loss per share – basic and fully diluted	$(0.01)	$(0.00)

NOTE 14 —      RELATED PARTY TRANSACTIONS

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  As of June 30, 2012, the stock options are fully expensed and included in stock based compensation of $16,003.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan. As of June 30, 2012; the $50,000 loaned by Craig Holland and Mick Donahoo, on July 1, 2010, is in default. The money was loaned to us at a rate of 10% interest compounded annually.  In addition, as of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the company to secure equipment.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 19, 2013.  As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 11, 2012.  As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 25, 2012.  As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the company.  The money was loaned to the company at a rate of 10% interest compounded annually and matures on October 24, 2012.

On July 1, 2010, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible any time at $0.10 per share.  The holder of this note is the Holland Family Trust, which was not controlled by any of our officers and directors, but was controlled by Franklena E. Holland, the mother of one of our officers and directors.  Under the note we have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The note matured on July 1, 2011, and was renewed for another 1 year term.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of December 31, 2011.  The Company had a convertible note payable balance of $75,000 for period ended June 30, 2012 and $75,000 for period ended December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

On January 26, 2012, we entered into one (1) $100,000 principal amount convertible promissory note, which is convertible at any time at $0.05 per share.  The holder of this note is the Holland Family Trust, which was not controlled by any of our officers and directors at the time, but was controlled by Franklena Holland, the mother of one of our officers and directors.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date of issuance.  Accrued interest on the note as of June 30, 2012 is $0.  The Company had a convertible note payable balance of $100,000 for period the period ended June 30, 2012 and December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

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
NOTES TO THE FINANCIAL STATEMENTS

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at
	Carrying Value	June 30, 2012
	June 30, 2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$140,660	$-	$-	$140,660

		Fair Value Measurements at
	Carrying Value	December 31, 2011
	December 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$69,898	$-	$-	$68,898

The Company believes that the market rate of interest as of June 30, 2012 and December 31, 2011 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at June 30, 2012 and December 31, 2011.

NOTE 16 —      SUBSEQUENT EVENTS

There are no subsequent events to report this period.

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

During our most recent fiscal quarter ended June 30, 2012, we generated revenues of $132,862 from the sales our games compared to $164,418 for the quarter ended June 30, 2011 and $103,280 for the quarter ended March 31, 2012.  Our revenue for the six months ended June 30, 2012 was $236,142 compared to $277,018 for the six months ended June 30, 2011.

During the quarter ended June 30, 2012, we launched Victorian Mysteries™: The Yellow Room for PC and Mac, Victorian Mysteries™: The Woman in White for iOS devices, and updated our previous launch of Rocket Weasel™ for iOS and Android devices.  In 2012 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to third parties, for which we then have to pay royalties to the owner of the intellectual property.  We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.  We did not generate any revenue from work for hire or development services in the six months ended June 30, 2012.

During the quarter ended June 30, 2012, we generated a net loss of ($212,379).  The net loss was primarily attributable to the increase in production development costs and general and administrative expenses, as described below.

Results of Operations for the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Introduction

Our revenues for the three and six months ended June 30, 2012 were $132,862 and $236,142, respectively, compared to $164,418 and $277,018, respectively, for the three and six months ended June 30, 2011.  For the three months ended June 30, 2012, we released two games, with an update to one additional game.  The decrease in revenues of our PC/Mac titles can be attributed to an overall downturn in the PC/Mac software market.  Our long term focus is now shifting to free-to-play games with micro-transactions for the smartphone and tablet market (iOS and Android).  In the last six months, the top grossing games on both iOS and Android have employed this free-to-play strategy.  Games are free-to-play, but customers make in-game purchases to advance and progress more quickly.  For those customers that don’t make in-game purchases, revenue is generated through in-game ads.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, are as follows:

	3 Months Ended June 30, 2012	6 Months Ended June 30, 2012	3 Months Ended June 30, 2011	6 Months Ended June 30, 2011

Revenue	$132,862	236,142	$164,418	277,018

Costs and Expenses:
Cost of Sales – Product Development	107,643	202,088	55,707	115,843
Cost of Sales – Licensing	13,247	25,676	45,963	65,125
General & Administrative	174,599	471,109	100,617	214,155
Sales & Marketing	3,093	8,771	2,076	4,256
Amortization & Depreciation	32,508	78,772	241	500
Total Expense	$331,090	786,416	$204,604	399,879

Net Ordinary Income (Loss)	$(198,228)	(550,274)	$(40,186)	(122,861)

Net Income (Loss)	$(212,379)	(573,733)	$(43,806)	(130,899)

Our revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, decreased slightly because of lower than expected performance of titles in the PC/Mac download market. Our revenues for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, decreased for the same reason.  Our revenue typically fluctuates based on when we release our games and the popularity of the games we release.

Our operating expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, increased by $386,537, primarily because of an increase in product development costs of $86,245, general and administrative expenses of $256,954, sales and marketing costs of $4,515 and amortization and depreciation costs of $78,272, offset by a decrease in our expenses related to licensing of $39,449.  Our increase in development costs was primarily due to the fact that we have been working on new titles that follow the free-to-play model, which requires more in-depth up front game development, but offers the opportunity for a longer and more sustained revenue stream over time.  The increase in general and administration expenses was primarily due to stock based compensation expense and an increase in payroll expense.  The increase in amortization and depreciation was due to an increase of amortization of production costs (the expenses associated with previous games that have been released and are now being expensed) and a writeoff of abandoned titles from previous years.  The decrease in licensing costs was due to a decrease in our revenue associated with licensed products.  Our operating expenses as a percentage of revenues for the six months ended June 30, 2012 and June 30, 2011 was 333% and 144%, respectively.

As a result of the above, our net loss increased from $130,899 for the six months ended June 30, 2011 to $573,733 for the six months ended June 30, 2012.  Our net loss for the three months ended June 30, 2012 was $212,379, compared to $43,806 for the three months ended June 30, 2011.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2012 was approximately $549, and our monthly cash flow burn rate is approximately $85,000 which is fairly consistent with our most recent periods.  As a result, we have significant short term cash needs.  These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities.  We intend to raise additional capital through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2012 and December 31, 2011, respectively, are as follows:

	(Unaudited) June 30, 2012	December 31, 2011	Change

Cash	$549	$26,588	$(26,039)
Total Current Assets	441,440	305,587	135,853
Total Assets	949,900	983,658	(33,758)
Total Current Liabilities	1,426,659	1,092,398	334,261
Total Liabilities	$1,426,659	$1,099,697	$326,962

Our current assets increased by $135,853 as of June 30, 2012, as compared to December 31, 2011, primarily because of an increase in net capitalized production costs of $187,621, or 110%.  This increase was offset by a decrease in cash of $26,039, or 98%, a decrease in accounts receivable of $19,624 or 21%, a decrease in our prepaid royalties of $2,961 or 25% and a decrease in our prepaid expenses of $3,144 or 91%.

Our current liabilities increased by $334,261 as of June 30, 2012, as compared to December 31, 2011 primarily because of an increase in accounts payable of $19,752, accrued compensation of $11,224, accrued royalties of $22,715, accrued interest of $15,648, unearned royalties of $22,824, current convertible notes payable of $70,762 and current note payable to a related party of $175,000.

Our total liabilities increased by $326,962 as of June 30, 2012 as compared to December 31, 2011, due to the increases in current liabilities described above offset by a decrease in accrued expenses of $2,878 and current technology payable of $786.

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

Cash Requirements

Although we had $549 in cash as of June 30, 2012, based on our revenues, cash on hand and current monthly burn rate, around $85,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($251,039) for the six months ended June 30, 2012, as compared to ($80,348) for the six months ended June 30, 2011.  For the six months ended June 30, 2012, the net cash used in operating activities consisted primarily of our net loss of ($573,733) and capitalized production costs of ($260,540), offset by amortization of capitalized productions costs of $190,486, amortization on debt discount of $77,762, write-off of capitalized production costs of $39,437, changes in accounts receivable of $19,626, changes in prepaid expenses of $3,144, changes in other current assets of $2,962, changes in accounts payable of $11,661, changes in accrued expenses of $46,708, changes in unearned royalties of $22,824, and stock based compensation of $156,013.  For the six months ended June 30, 2011, the net cash used in operating activities consisted primarily of our net loss of $130,899, capitalized production costs of ($269,734), offset by amortization of capitalized production costs of $111,414, changes in accounts receivable of $78,270, changes in unearned royalties of $46,176, changes in accrued expenses of $69,427 and stock based compensation of $16,003.

Investments

We did not have any cash flows from investing activity for the six month periods ended June 30, 2012 or June 30, 2011.

Financing

Our net cash provided (used) by financing activities for the six months ended June 30, 2012 was $225,000, compared to ($17,564) for the six months ended June 30, 2011.  For the six months ended June 30, 2012, our financing activities consisted of borrowings of debt of $50,000 and borrowings of debt with a related party of $175,000.  For the six months ended June 30, 2011, our financing activities consisted of payments for PPM costs of ($6,364) and repayments of debt of ($11,200).

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3               Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4               Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended June 30, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2011.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

ITEM 2               Unregistered Sales of Equity Securities and Use of Proceeds

In May and June of 2012, we issued an aggregate of 6,858,133 shares of our common stock to Asher Enterprises, Inc. upon the conversion by Asher of an aggregate of $55,500 of debt we owe to them under an 8% Convertible Promissory Note, currently in default.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On May 29, 2012, we issued an aggregate of 1,092,246 shares of our common stock to a total of thirteen (13) employees and contractors for services rendered.  The issuances of the shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The investors were familiar with our operations and there was no solicitation.

ITEM 3               Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4               Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5               Other Information

None.

ITEM 6               Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

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

Freeze Tag, Inc.

Dated: August 13, 2012		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer