Form 10-Q/A
period 2012-06-30
Freeze Tag, Inc.
filed 2012-08-15
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number:  000-54267

FREEZE TAG, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4532392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 W. Main Street, 2nd Floor Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (714) 210-3850

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2012 is being filed due to an error by our financial printer during the upload of our Form 10-Q on August 14, 2012.  The financial printer inadvertantly uploaded the XBRL interactive data files from the previously filed March 31, 2012 period ended.  There has been no change to the information as filed in the Form 10-Q on August 14, 2012 and this amendment is solely to file the correct XBRL interactive data files for period ended June 30, 2012.

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

Freeze Tag, Inc.

Dated: August 15, 2012		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer

39