Form 10-Q
period 2012-09-30
Freeze Tag, Inc.
filed 2012-11-14
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2012, there were 59,057,328 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1  Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$20,338	$26,588
Accounts Receivable, Net	61,262	92,042
(Net of Allowance of $9,934 and $9,934 as of September 30, 2012 and December 31, 2011, respectively)
Capitalized Production Costs, Net	328,619	171,450
Prepaid Royalties	8,208	12,046
Prepaid Expenses	-	3,461
Total Current Assets	418,427	305,587

Fixed Assets, Net	3,354	4,870
(Net of accumulated depreciation of $6,423 and $4,907 as of September 30, 2012 and December 31, 2011, respectively)
Other Long-term Assets, Net	40,920	58,320
(Net of accumulated amortization of $46,732 and $29,332 as of September 30, 2012 and December 31, 2011 respectively)
Capitalized Production Costs, Net	520,244	614,881
TOTAL ASSETS	$982,945	$983,658

LIABILITIES & EQUITY

Liabilities
Current Liabilities
Accounts Payable	105,991	72,171
Accrued Compensation	167,054	157,263
Accrued Royalties	385,002	354,736
Accrued Interest	42,590	11,603
Accrued Expenses	-	2,878
Current Technology Payable	13,044	18,000
Unearned Royalties	310,530	275,849
Current Convertible Note Payable	87,000	-
(Currently in Default)
Current Convertible Note Payable, Net	62,625	69,898
(Net of debt discount of $600 and $90,827 as of September 30, 2012 and December 31, 2011, respectively)
Current Convertible Note Payable - Related Party	100,000	75,000
Current Convertible Note Payable - Related Party	75,000	-
(Currently in Default)
Current Note Payable - Related Party	265,000	55,000
Total Current Liabilities	1,613,836	1,092,398

Long Term Technology Payable, Net	-	7,299
Total Liabilities	1,613,836	1,099,697

Equity (Deficit)
Preferred Stock	-	-
$.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common Stock
$.001 par value per share, 100,000,000 shares authorized, 54,557,328 and 39,275,720 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	54,558	39,276
Additional Paid-In Capital	1,251,300	1,037,469
Common Stock Payable	16,800	29,400
Retained Deficit	(1,953,549)	(1,222,184)
Total Equity (Deficit)	(630,891)	(116,039)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$982,945	$983,658

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	$110,418	$303,011	$346,560	$580,029

Costs and Expenses:
Cost of Sales - Product Development	113,412	79,932	315,498	191,346
Cost of Sales - Licensing	8,929	15,551	34,605	80,676
General & Administrative	118,239	151,175	589,347	369,758
Sales & Marketing	1,750	6,648	10,520	10,905
Amortization & Depreciation	12,970	206	91,743	706
Total Expense	255,300	253,512	1,041,713	653,391
Net Ordinary Income/(Loss)	(144,882)	49,499	(695,153)	(73,362)
Interest Income/(Expense), net	(12,751)	(20,079)	(34,975)	(26,016)
Net Income/(Loss) before taxes	(157,633)	29,420	(730,128)	(99,378)
Income Tax Expense	-	-	1,235	2,101
Net Income/(Loss) before taxes	$(157,633)	$29,420	$(731,363)	$(101,479)

Weighted number of common shares outstanding-basic and fully diluted	52,220,371	40,882,968	46,705,045	40,872,101
Income/ (Loss) per share-basic and fully diluted	$(0.00)	$0.00	$(0.02)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Loss	$(731,363)	$(130,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,516	501
Amortization expense	17,400	-
Amortization of capitalized production costs	298,100	111,414
Amortization on debt discount	90,227	-
Write-off of capitalized production costs	39,437	-
Stock based compensation	144,495	16,003
Changes in operating assets and liabilities:
Accounts receivable	30,782	78,270
Capitalized Production Costs	(400,065)	(269,734)
Prepaid Expenses	3,461	3,345
Other current assets	3,839	-
Accounts Payable	20,033	(4,851)
Accrued Expenses	81,207	69,427
Unearned royalties	34,681	46,176
Net cash used by operating activities	$(366,250)	$(80,348)

Cash flows from Investing activities:
Cash used for purchasing fixed assets	$-	$-
Net cash used by investing activities	$-	$-

Cash flows from financing activities:
Payments for PPM Costs	$-	$(6,364)
Borrowings of debt - third party	50,000	-
Borrowings of debt - related party	310,000	-
Repayments of debt	-	(11,200)
Net cash provided (used) by financing activities	$360,000	$(17,564)

Net decrease in cash	$(6,250)	$(97,912)
Cash at the beginning of the period	26,588	136,208
Cash at the end of the period	$20,338	$38,296

Non-cash transactions
Intangible assets purchased	$-	$69,600
Debt issued for intangible asset purchase, net	$-	$33,166
Stock issued for Marischco Technology	$12,600	$33,600
Conversion of Accounts Payable	$11,518	$-
Conversion of Asher Note	$60,500	$-

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)
For the Year Ended December 31, 2011 (Audited) and the Nine Months Ended September 30, 2012
 (Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock Payable	Additional Paid In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total

Balances as of December 31, 2010	39,038,720	$-	39,038,720	$39,039		$832,989	$(992,002)	$(119,974)

Capitalized cost of equity offering	-	-	-	-	-	(6,364)	-	(6,364)
Stock based compensation	-	-	-	-	-	16,003	-	16,003
Stock issued for Marishco Technology	-	-	12,000	12	29,400	4,188	-	33,600
Discount on Technology Payable	-	-	-	-	-	2,834	-	2,834
Stock issued for Services	-	-	225,000	225	-	47,275	-	47,500
BCF on Convertible Notes	-	-	-	-	-	140,544	-	140,544

Net loss	-	-	-	-	-	-	(230,182)	(230,182)

Balances as of December 31, 2011	39,038,720	$-	39,275,720	$39,276	$29,400	$1,037,469	$(1,222,184)	$(116,039)

Stock issued for Marishco Technology	-	-	36,000	36	(12,600)	12,564	-	-
Stock issued for Services	-	-	3,849,871	3,850	-	140,645	-	144,495
Stock issued for conversion of Accounts Payable	-	-	230,375	230	-	11,288	-	11,518
Stock issued for Convertible Note	-	-	11,165,362	11,166	-	49,334	-	60,500

Net loss	-	-	-	-	-	-	(731,363)	(731,363)

Balances as of September 30, 2012	39,038,720	$-	54,557,328	$54,558	$16,800	$1,251,300	$(1,953,549)	$(630,891)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 —   THE COMPANY

Nature of Business

The Company develops family-friendly casual games for tablets and smartphones.  The Company’s core belief is that games should be enjoyed as a family activity, and not limited to any one demographic.  The Company focuses on casual games because it believes that these games have a wider appeal to the majority of the population, which means that the Company’s revenue potential is large.  The Company targets mobile devices, such as tablets and smartphones, because research shows that more games are being played on mobile devices than ever before.  The release of more free games, the portability/convenience of mobile devices, and the introduction of lower priced models have resulted in high demand for tablets and smartphones, dramatically increasing the addressable market for the Company’s games.  The Company’s management believes Freeze Tag is well positioned to take advantage of these important trends.

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

Product Sales (web and mobile revenues)

The Company recognizes revenue from the sale of our products upon the transfer of title and risk of loss to its customers, and once any performance obligations have been completed.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

Licensing Revenues (retail revenues- royalties)

Third-party licensees distribute games under license agreements with the Company.  The Company receives royalties from the licensees as a result.  The Company recognizes these royalties as revenues upon receipt of the monthly or quarterly (varies per distribution partner) revenue reports provided by the partner.  Revenue from licensing/royalties is recognized after deducting the estimated allowance for returns and price protection.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Some license agreements require a royalty advance from the licensee/distributor in which case the original advance is recognized as a liability and royalty revenue is deducted from the advance as earned.

Other Revenues

Other revenues primarily include Ad game revenue and work-for-hire game related revenue.  The Company derives its advertising game revenue from certain of its partners that offer its games free of charge to consumers in exchange for the consumers being exposed to advertising embedded in the games.  In this way, the Company does not receive revenue for the sale of the games, but rather a percentage of the “advertising” revenue generated by these player views.  This method of generating revenue is essentially the same as traditional radio or television advertising where consumers are allowed to enjoy content for “free” but are forced to watch (or listen) to advertising before, in between and at the end of the programming content.  Additionally, the Company derives some revenue from “work-for-hire” projects.  Some of the Company’s partners occasionally ask the Company to render “work-for-hire” services for them such as preparing packaging materials.  For example, a retail game and DVD publisher hired the Company to create several designs for printed packages that were used for games published by the publisher but not developed by the Company.  For this work, the Company charges a one-time, fixed fee for each package design.

The Company recognizes this revenue once all performance obligations have been completed.  In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

The Company recognizes revenue in accordance with current accounting standards when an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at September 30, 2012 and December 31, 2011 were insured.  At September 30, 2012 and December 31, 2011, there were no cash equivalents.

Allowances for Returns, Price Protection, and Doubtful Accounts

Because the majority of the Company’s business is derived through online portals (such as Big Fish Games) and wireless online app stores (such as Apple), there is no physical product, other than the downloadable bits of the games that is involved in the customer purchase.  In the digital environment, the customer cannot ‘return’ a digital download product.  Therefore, there are no returns.  The customer can ask for a refund of a digital product, and if there are any, then they are reconciled or netted out by the Company’s distribution partners before the Company receives the corresponding payments and royalty statements.  As such, the Company does not allow for returns, bad debts or price protection of digital download products.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

However, the Company derives a small portion of its revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  The Company’s distribution partners who sell to retailers may allow returns for the packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of the Company’s games.  To allow for these returns, price protection and various customer discounts, some of the Company’s distribution partners who sell to retailers will hold back a percentage of the Company’s revenue.  These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements the Company receives from distribution partners.  As of September 30, 2012 and December 31, 2011; the allowance for doubtful accounts was $9,934 and $9,934, respectively.

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

During the period ended September 30, 2012, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 38%, Apple – 13% and Wild Tangent – 10%.  During the period ended September 30, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 61%

At September 30, 2012, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games – 34%, Exent  - 28%, and Wild Tangent – 18%, At December 31, 2011, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent  - 25%, Big Fish Games – 18%, and Avanquest – 11%.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using ASC Topic 740, Income Taxes. Under ASC Topic 740, income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Foreign Currency Translation

The Company derives a portion of its revenue from foreign countries, which report to the Company in foreign currency, but pay in U.S. Dollars.  Because of the fluctuations between the reporting time and the payment period (up to 60 days), it is necessary to make adjustments to the Company’s accounting records.  These adjustments are recorded under a Foreign Currency Translation expense account, and shown in the Statement of Operations as a General & Administrative expense.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees ("ASC stock-based compensation guidance").  Stock-based compensation expense recognized during the requisite services period is based on the value of share-based payment awards after reduction for estimated forfeitures.  Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in the Company’s statement of operations for the nine-month periods ended September 30, 2012 and 2011, were $156,013 and $16,033, respectively.

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

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists.  The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”).  Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model.  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues.  For products where proven game engine technology exists (as is the case for most of the Company’s products), this may occur early in the development cycle.  Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established.  For most of the PC/Mac products, technological feasibility is established when a detailed game design document containing sufficient technical specifications written for a proven game engine or framework technology has been created and approved by management.  However, technological feasibility is evaluated on a product-by-product basis.  Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account.  Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to general and administrative expense.

Prior to a product’s release, the Company expense, as part of “Cost of Sales—Product Development”, capitalized costs when the Company believes such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Commencing upon product release, capitalized software development costs are amortized to “Cost of Sales—Product Development” based on the straight-line method over a twenty four month period.

The Company evaluates the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis.  For products that have been released in prior periods, the primary evaluation criterion is actual title performance.  For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used.  Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Based on current trends in the Company’s business, management has determined the expected shelf life of the majority of a game’s revenue will be realized over a two year period.  Therefore, the Company has determined the appropriate amortization period for expensing capitalized production costs to be two years or twenty four months from date of the initial release, or first sale of the product for a specific technology platform.  It is possible that the same game developed on different technology platforms (such as PC and Mac) will be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At September 30, 2012, and December 31, 2011, current and long-term capitalized software development costs on the balance sheet were $848,863 and $786,331, respectively.

From time to time, the Company engages in product development projects for third parties where the company does not retain the intellectual property rights to the games it develops.  These types of development projects are often referred to as “work-for-hire.”  In these instances, all costs associated with developing the games are expensed as they are incurred.  The Company does this because the Company receives revenue based on project deliverables outlined as milestones in the development agreement executed by the Company and the third party that has engaged us to perform development work.  These non-capitalized costs are represented as “Cost of Sales – Development Services” expenses on the Company’s financial statements.

For the nine-month periods ended September 30, 2012 and 2011, the Company “Cost of Sales – Development Services” were $0 and $0, respectively.

Intellectual Property Licenses (Prepaid Royalties)

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the Company’s products.  Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of the Company’s products.  Depending upon the agreement with the rights holder, the Company may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.  Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid royalties or prepaid licensing fees), and a current liability, (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  Commencing upon the related product’s release date, intellectual property licenses costs are amortized to “Cost of Sales – Licensing” based upon the percentage of revenue outlined in the contract with each specific licensor.  Generally, the Company’s intellectual property licensing contracts call for licensors to be paid a percentage of revenue actually received by the Company, with allowances for minimum guarantees. Sometimes, the terms of the specific licensing contracts allow for the Company to re-capture expenses before licensing out royalties are calculated.

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

For the nine-month period ended September 30, 2012 and the year ended December 31, 2011, prepaid royalties (or prepaid licensing fees) were $8,208 and $12,046, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 3 —  GOING CONCERN

As shown in the accompanying financial statements for the nine-month periods ended September 30, 2012 and 2011, the Company has incurred net losses of $731,363 and $101,479, respectively.  As of September 30, 2012 the Company’s accumulated deficit is $1,953,549.  During the period ended September 30, 2012 and the year ended December 3l, 2011, the Company continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods.  Those facts, along with the Company’s lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern.  Accordingly, the Company is currently evaluating alternatives to secure financing sufficient to support the operating requirements of the current business plan, as well as continuing to execute the business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon the success in securing sufficient financing and to successfully execute plans to return to positive cash flows during fiscal 2012.  The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 —   CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	September 30, 2012	December 31, 2011

Capitalized Production Costs	1,911,828	1,551,199
Accumulated Production Costs Amortization	(1,062,965)	(764,865)
Total Capitalized Production Costs, Net	$848,863	$786,331

Current	328,619	171,450
Long Term	520,244	614,881

The Company recognized amortization expense of $298,100 and $185,546 for the nine-month periods ended September 30, 2012 and 2011, respectively.

NOTE 5 —  OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment.  The common stock is payable in eight quarterly installments of 12,000 shares per installment.  As of September 30, 2012, the Company has issued a total of 48,000 shares to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years.  For the nine-month period ended September 30, 2012 and September 30, 2011 amortization expense was $17,400 and $5,800, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 — FIXED ASSETS

Fixed assets, Net, consists of the following at:

	September 30, 2012	December 31, 2011

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(6,423)	(4,907)
Total Fixed Assets, Net	$3,354	$4,870

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.   All assets are currently depreciated over three years.   For the nine-month period ended September 30, 2012 and 2011, depreciation expense was $1,516 and $706, respectively.

NOTE 7 —    ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	September 30, 2012	December 31, 2011

Accrued Vacation	71,538	63,663
Accrued Salary	95,516	93,600

Total Accrued Compensation	$167,054	$157,263

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 —   ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom the Company has revenue-sharing agreements or from whom the Company licenses certain trademarks or copyrights.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	September 30, 2012	December 31, 2011

Accrued Royalties	385,002	354,736
Unearned Royalties	310,530	275,849

Total Accrued and Unearned Royalties	$695,532	$630,585

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Leases

The Company has been residing in its current building at 228 W. Main Street, Tustin, California since 2006.  Since that time, the Company has paid rent on a month-to-month basis. As such, the Company is free to leave the current premises at any time with 30 days courtesy notice but the Company does not have a lease agreement with the property owner.  This is the Company’s preference since it is the Company’s desire to be able to quickly expand to alternative office space should the Company’s growth require additional square footage than the current offices.  The Company or Company employees or contractors own all of the computer and office equipment that is used in the course of business.  The Company does not have any lease agreements for any office equipment.

Technology Payable

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party which included a liability in the amount of $36,000 and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment and there is no stated interest rate.  Therefore the balance of $36,000 was recorded as a liability, net of a discount of $2,834 with the discount to be amortized over the life of the liability using the effective interest method.  As of September 30, 2012, and December 31, 2011, the Company recognized a current liability of $13,044 and $18,000, respectively, and a long-term liability of $0 and $7,299, respectively.  During the nine-month periods ended September 30, 2012 and 2011, the Company amortized the related debt discount amounts of $1,245 and $0, respectively.  As of September 30, 2012, and December 31, 2011, the remaining debt discounts were $456 and $1,701, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 —  DEBT

Debt consists of the following at:

	September 30, 2012	December 31, 2011

Notes Payable *	$265,000	$55,000
Notes Payable-Convertible *	100,000	75,000
Notes Payable-Convertible, in default *	75,000	-
Notes Payable-Convertible, in default	87,000	-
Notes Payable-Convertible	63,225	160,725
Discounts on Convertible Notes Payable	(600)	(90,827)
Total Debt, Net of Discounts	589,625	199,898
Less: Current, Net of Discounts	589,625	199,898
Long Term, Net of Discounts	$-	$50,000
* Related Party

Convertible Note Payable

On July 21, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which the Company sold to Asher an 8% Convertible Promissory Note in the original principal amount of $62,500 (the “First Asher Note”).  The First Asher Note has a maturity date of April 25, 2012, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price.  The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%).  “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Fixed Conversion Price” shall mean $0.00009.  The shares of common stock issuable upon conversion of the First Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933.  The purchase and sale of the First Asher Note closed on August 1, 2011, the date that the purchase price was delivered to the Company.  The issuance of the First Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder.  The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.1375 below the market price on July 21, 2011 of $0.25 provided a value of $51,136 of which $29,875 was amortized during 2011. In addition, on February 2, 2012, a principal amount of $1,500 was converted into 1,807,229 common shares at a conversion price of $0.00083 in accordance with the Variance Conversion Price.  During the three month period ended June 30, 2012, three more conversions took place and $55,500 was converted into 6,858,133 common shares.  As the note was fully mature as of April 25, 2012, the amortization expense was completely recognized, resulting in amortization expense of $21,261 during the six-month period ended June 30, 2012.  This note is currently in default which triggers an increase in its interest rate to 22% from 8%, which occurred on April 25, 2012.  During the three month period ended September 30, 2012, one more conversion took place and $3,500 was converted into 2,500,000 common shares.  The principal balance in default is 2,000; the associated accrued interest on this note is 4,449; both as of September 30, 2012.

On September 16, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which the Company sold to Asher an 8% Convertible Promissory Note in the original principal amount of $40,000 (the “Second Asher Note”). The Second Asher Note has a maturity date of June 20, 2012, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Second Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Second Asher Note closed on September 22, 2011, the date that the purchase price was delivered to the Company.

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.11917 below the market price on September 16, 2011 of $0.30 provided a value of $40,000 of which $15,252 was amortized during 2011.  For the period ending September 30, 2012, $24,748 was amortized, and is now fully amortized, as this note fully matured on June 20, 2012. This note is currently in default which triggers an increase in its interest rate to 22% from 8%, which occurred on June 20, 2012.  The principal balance in default is 40,000; the associated accrued interest on this note is 3,325; both as of September 30, 2012.

On November 17, 2011, for value received, the Company gave a convertible promissory note to The Lebrecht Group, APLC, in the original principal amount of $13,225 (the “Lebrecht Note”). The Lebrecht Note has a maturity date of November 18, 2012, and principle and accrued interest at the rate of ten percent (10%) are due at that time.  The note holder has an option to convert the note into Common Stock to be issued upon each conversion of the Lebrecht Note and shall be determined by dividing the Conversion Amount by the Conversion Price, which shall be equal to the greater of (i) the Fixed Conversion Price, which is $0.001 per share, and (ii) the Variable Conversion Price, which is seventy five percent (75%) of the closing bid price for the Common Stock on the trading day immediately preceding the conversion, (the Fixed Conversion Price and the Variable Conversion Price, as applicable, shall be referred to as the “Conversion Price”).

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the Lebrecht Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.10125 below the market price on November 17, 2011 of $0.135 provided a value of $4,408 of which $529 was amortized during 2011.  For the nine-month period ending September 30, 2012, $3,279 was amortized.

On December 6, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which the Company sold to Asher an 8% Convertible Promissory Note in the original principal amount of $45,000 (the “Third Asher Note”). The Third Asher Note has a maturity date of September 8, 2012, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Third Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Third Asher Note closed on December 8, 2011, the date that the purchase price was delivered to the Company.

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0605 below the market price on December 6, 2011 of $0.14 provided a value of $45,000 of which $4,061 was amortized during 2011. For the period ending September 30, 2012, $40,939 was amortized, and is now fully amortized, as this note fully matured on September 8, 2012. This note is currently in default which triggers an increase in its interest rate to 22% from 8%, which occurred on June 20, 2012.  The principal balance in default is 45,000; the associated accrued interest on this note is 2,287; both as of September 30, 2012.

On April 2, 2012, a convertible note loan from Robert Cowdell was secured for $50,000 in cash.  The promissory note is convertible into the Company’s common stock at a rate of $0.04 per share.  The convertible promissory note bears interest at the rate of 12% per annum and matures 6 months from the date the purchase installment was received.  Accrued interest as of September 30, 2012 was $3,004.

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

In summary, the First, Second and Third Asher Notes and the Lebrecht Note resulted in beneficial conversion feature amortization during the nine months ended September 30, 2012 and 2011, of $21,261, $24,748, $40,939 and $3,279; and $13,013, $2,014, $0 and $0, respectively.  This equals a total beneficial conversion amortization expense for the nine month periods ended September 30, 2012 and 2011, of $90,227 and $15,028, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Total Accrued interest for the above convertible notes is $14,738 and $3,436 as of September 30, 2012 and December 31, 2011, respectively.

Convertible Note Payable – Related Party

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee was Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Accrued interest as of September 30, 2012 was $2,500.  The Company had a convertible note payable balance of $75,000 for the nine-month period ended September 30, 2012 and December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As the maturity date of this note is July 1, 2012; this note is currently in default.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee was Franklena Holland, mother of Company president Craig Holland), was secured for $100,000.  The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received.  Accrued interest as of September 30, 2012 was $5833.  The Company had a convertible note payable balance of $100,000 for period the period ended September 30, 2012 and December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Note Payable - Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 30, 2012.

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

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 24, 2013.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 13, 2013.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 12, 2013.

The Company had a note payable balance of $440,000 for the nine-month period ended September 30, 2012 and $55,000 at December 31, 2011.  For the nine-month period ended September 30, 2012 and September 30, 2011, the Company recorded interest expense of $6,782 and $5,242, respectively.

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $125,202 and $7,127 for the nine-month period ended September 30, 2012, and 2011, respectively. However, the amortization expense related to the beneficial conversion features of $90,227 is not included in interest expense on the financial statements; rather it is included in amortization expense and was only applicable in the nine-months ended September 30, 2012.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11 —  EQUITY

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

On September 21, 2011, the Company issued 100,000 shares of Company common stock, restricted in accordance with Rule 144, to Empire Relations Group, Inc. as consideration under a consulting agreement dated September 16, 2011 for public and financial relations services. The fair value was $30,000 based on the closing stock price of $0.30 per share on the measurement date as the shares are non-refundable and no future performance obligation exists. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On September 21, 2011, the Company issued 12,000 shares of Company common stock, restricted in accordance with Rule 144, to an unaffiliated thirty party as consideration under the Technology Transfer Agreement entered into on June 22, 2011. This is the first of eight identical quarterly installments of shares to be issued. The fair value of $4,200 based on the closing price of $0.35 per share on the measurement date was deducted from common stock payable. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholder was a sophisticated investor, familiar with our operations, and there was no solicitation.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On November 29, 2011, the Company issued 125,000 shares of Company common stock, restricted in accordance with Rule 144, to Michael Southworth as additional consideration under a consulting agreement dated November 29, 2011 for public and financial relations services. The fair value was $17,500 based on the closing stock price of $0.14 per share on the measurement date of November 29, 2011. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On February 2, 2012, a principal amount of $1,500 from the First Asher Note was converted into 1,807,229 common shares at a conversion price of $0.00083 in accordance with the Variable Conversion Price.  In addition, during the three months ended June 30, 2012, a principal amount of $55,500 from the First Asher Note was converted into 6,858,133 common shares at conversion prices ranging between $0.0039 and $0.011, in accordance with the Variable Conversion Price. In addition, during the three months ended September 30, 2012, a principal amount of $3,500 from the First Asher Note was converted into 2,500,000 common shares at a conversion price of $0.0014 in accordance with the Variable Conversion Price.

On March 2, 2012, the Company issued 3,000,000 shares of Company common stock, restricted in accordance with Rule 144, to Crucible Capital Group, Inc. for services pursuant to a letter agreement dated February 29, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.  The shares were valued based on the closing stock price for the date of the letter agreement dated February 29, 2012.

During the nine-months ended September 30, 2012, the Company issued 36,000 shares of Company common stock, restricted in accordance with Rule 144, to an unaffiliated thirty party as consideration under the Technology Transfer Agreement entered into on June 22, 2011. This is the second, third and fourth of eight identical quarterly installments of shares to be issued. The fair value of $12,600 based on the closing price of $0.35 per share on the measurement date was deducted from common stock payable. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholder was a sophisticated investor, familiar with our operations, and there was no solicitation.

On May 29, 2012, the Company issued 1,080,246 shares of Company common stock, restricted in accordance with Rule 144, to various employees and contractors for services rendered. The shares were valued based on the closing stock price for the date of the grant dated May 29, 2012. 230,375 of these shares were issued as a conversion of accounts payable; the fair value on the date of grant of May 29, 2012, was compared with the fair value of the amounts payable, noting the difference was zero; therefore, no gain or loss was booked as a result of this conversion. The amounts were properly classified as non-cash reconciling items to net income due to the fact that the accounts payable amounts were expensed during the six-months ended June 30, 2012.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Discussion of 2006 Stock Option plan

The 2006 Stock Option Plan was adopted by the Company’s Board of Directors in March of 2006.  A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”).  On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees.  Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan.  As of the period ended September 30, 2012, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company granted 560,000 stock options during the year ended December 31, 2010.  As of December 31, 2011, the stock options became fully vested and expensed accordingly.  The Company did not grant any stock options for the period ended September 30, 2012.  The weighted average assumptions used in the model are outlined in the following table:

December 31, 2010

Risk-free rate of interest	1.81%
Dividend yield	0%
Volatility of common stock	321.74%
Expected term	5.3125 years

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Stock-based compensation expense recognized in the Company’s statement of operations for the nine-month period ended September 30, 2012 and 2011 was $0, respectively.

The Company did not grant any warrants during the period ended September 30, 2012 or the year ended December 31, 2011.

Exercising of Stock Warrants and Options

For the nine-month period ended September 30, 2012 and the year ended December 31, 2011, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price

Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Income tax expense consists of California minimum franchise taxes of $1,600, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2032.  The net operating loss as of September 30, 2012 is approximately $278,199. The net operating loss as of December 31, 2011 was approximately $149,529. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:

	September 30, 2012	December 31, 2011

Deferred Tax Asset	$94,588	$50,840
Valuation Allowances	(94,588)	(50,840)
Total:	-	-

NOTE 13 —  EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the nine-month period ended September 30, 2012 and September 30, 2011, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Net loss per share for the period ending:

	September 30, 2012	September 30, 2011

Net Income/Loss	$(731,363)	$(67,785)

Weighted number of common shares outstanding – basic and fully diluted	46,705,045	39,055,111

Loss per share – basic and fully diluted	$(0.02)	$(0.00)

NOTE 14 —  RELATED PARTY TRANSACTIONS

On August 2, 2010, the Company granted Craig Holland, its President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of Company common stock at an exercise price of $0.11 per share.  The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.  As of September 30, 2012, the stock options are fully expensed and included in stock based compensation of $16,003.

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank loan. As of September 30, 2012; the $50,000 loaned by Craig Holland and Mick Donahoo, on July 1, 2010, is in default. The money was loaned to the Company at a rate of 10% interest compounded annually.  In addition, as of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013.  As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 11, 2012.  As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 25, 2012.  As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 24, 2012.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On July 1, 2010, the Company entered into one (1) $100,000 principal amount convertible promissory note, which is convertible any time at $0.10 per share.  The holder of this note is the Holland Family Trust, which was not controlled by any of the Company’s officers and directors, but was controlled by Franklena E. Holland, the mother of one of the Company’s officers and directors.  Under the note the Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The note matured on July 1, 2011, and was renewed for another 1 year term.  Interest on the notes is paid each month at the first of the month as such there is no accrued interest as of December 31, 2011.  The Company had a convertible note payable balance of $75,000 for period ended September 30, 2012 and $75,000 for period ended December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

On January 26, 2012, the Company entered into one (1) $100,000 principal amount convertible promissory note, which is convertible at any time at $0.05 per share.  The holder of this note is the Holland Family Trust, which was not controlled by any of the Company’s officers and directors at the time, but was controlled by Franklena Holland, the mother of one of the Company’s officers and directors.  The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date of issuance.  Accrued interest on the note as of September 30, 2012 is $0.  The Company had a convertible note payable balance of $100,000 for period the period ended September 30, 2012 and December 31, 2011.  On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust.

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

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 24, 2013.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 13, 2013.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 12, 2013.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at
		September 30, 2012
	Carrying Value
	September 30, 2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$62,625	$-	$-	$62,625
Convertible notes payable, in default	$87,000	$-	$-	$87,000
Convertible notes payable *	$100,000	$-	$-	$100,000
Convertible notes payable, in default *	$75,000	$-	$-	$75,000

		Fair Value Measurements at
		December 31, 2011
	Carrying Value
	December 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$69,898	$-	$-	$69,898
Convertible notes payable *	$75,000	$-	$-	$75,000

* - Related Party

The Company believes that the market rate of interest as of September 30, 2012 and December 31, 2011 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at September 30, 2012 and December 31, 2011.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16 —  SUBSEQUENT EVENTS

On October 11, 2012, there was a note payable issued to the Holland Family Trust for $50,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2013.

On October 18, 2012, Asher Enterprises, Inc. converted $2,000 of the principal amount of the Convertible Promissory Note that was issued on July 21, 2011 together with $500 of Interest thereto, totaling $2,500.  This was converted into 2,500,000 common shares of stock at a conversion price of $0.001 in accordance with the Variable Conversion Price.  After this conversion the remaining debt consisted of $2,000 accrued and unpaid interest.

On October 25, 2012, Asher Enterprises, Inc. converted $2,000 of Interest associated with the Convertible Promissory Note that was issued on July 21, 2011.  This was converted into 2,000,000 common shares of stock at a conversion price of $0.001 in accordance with the Variable Conversion Price.  This closed out this debt, and it is no longer on the Company’s records.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000 for money that was loaned to the Company.  The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2013.

On November 2, 2012, the Company paid Asher Enterprises, Inc. the sum of $130,000 to close out the two remaining convertible promissory notes originally dated September 16, 2011 and December 6, 2011. There are no outstanding liabilities remaining to Asher Enterprises, and all of the Asher Enterprises, Inc. notes have been re-paid in full with either stock or cash.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary Overview

We are a developer of family-friendly casual games for tablets and smartphones.  Our core belief is that games should be enjoyed as a family activity, and not limited to any one demographic.  We focus on casual games because we believe that they have a wider appeal to the majority of the population, which means that our revenue potential is large.

During our most recent fiscal quarter ended September 30, 2012, we generated revenues of $110,418 from the sales our games compared to $303,011 for the quarter ended September 30, 2011.  Our revenue for the nine months ended September 30, 2012 was $346,560 compared to $580,029 for the nine months ended September 30, 2011.

During the quarter ended September 30, 2012, we launched Victorian Mysteries®: The Yellow Room for PC/Mac internationally , and did  limited launch of the iOS version in Canada.  In 2012 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to third parties, for which we then have to pay royalties to the owner of the intellectual property.  We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.  We did not generate any revenue from work for hire or development services in the nine months ended September 30, 2012.

During the quarter ended September 30, 2012, we generated a net loss of ($157,633).  The net loss was primarily attributable to the decrease in revenues and the increase in production development costs and amortization and depreciation expenses, as described below.

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Introduction

Our revenues for the three and nine months ended September 30, 2012 were $110,418 and $346,560, respectively, compared to $303,011 and $580,029, respectively, for the three and nine months ended September 30, 2011.  For the three months ended September 30, 2012, we released Victorian Mysteries®: The Yellow Room for PC/Mac internationally, and did a limited launch of the iOS version in Canada.  The decrease in revenues of our PC/Mac titles can be attributed to an overall downturn in the PC/Mac software market.  Our long term focus is now shifting to free-to-play games with micro-transactions for the smartphone and tablet market (iOS and Android).  In the last six months, the top grossing games on both iOS and Android have employed this free-to-play strategy.  Games are free-to-play, but customers make in-game purchases to advance and progress more quickly.  For those customers that don’t make in-game purchases, revenue is generated through in-game ads.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, are as follows:

	3 Months Ended September 30, 2012	9 Months Ended September 30, 2012	3 Months Ended September 30, 2011	9 Months Ended September 30, 2011

Revenue	$110,418	346,560	$303,011	580,029

Costs and Expenses:
Cost of Sales – Product Development	113,412	315,498	79,932	191,346
Cost of Sales – Licensing	8,929	34,605	15,551	80,676
General & Administrative	118,239	589,347	151,175	369,758
Sales & Marketing	1,750	10,520	6,648	10,905
Amortization & Depreciation	12,970	91,743	206	706
Total Expense	$255,300	1,041,713	$253,512	653,391

Net Ordinary Income (Loss)	$(144,882)	(695,153)	$49,499	(73,362)
Interest Income/(Expense), net	(12,751)	(34,975)	(20,079)	(26,016)
Net Income/(Loss) before taxes	(157,633)	(730,128)	29,420	(99,378)
Income Tax Expense	-	1,235	-	2,101

Net Income (Loss)	$(157,633)	(731,363)	$29,420	(101,479)

Our revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, decreased because of lower than expected performance of titles in the PC/Mac download market.  Our revenues for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, decreased for the same reason.  Our revenue typically fluctuates based on when we release our games and the popularity of the games we release.

Our operating expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, increased by $388,322, primarily because of an increase in product development costs of $124,152, general and administrative expenses of $219,589, and amortization and depreciation costs of $91,037, offset by a decrease in our cost of sales relating to licensing of $46,071.  Our increase in development costs was primarily due to the fact that we have been working on new titles that follow the free-to-play model, which requires more in-depth up front game development, but offers the opportunity for a longer and more sustained revenue stream over time.  The increase in general and administration expenses was primarily due to stock based compensation expense and an increase in payroll expense.  The increase in amortization and depreciation was due to an increase of amortization of production costs (the expenses associated with previous games that have been released and are now being expensed) and a writeoff of abandoned titles from previous years.  The decrease in licensing costs was due to a decrease in our revenue associated with licensed products.  Our operating expenses as a percentage of revenues for the nine months ended September 30, 2012 and September 30, 2011 were 301% and 113%, respectively.

As a result of the above, our net loss increased from $101,479 for the nine months ended September 30, 2011 to $731,363 for the nine months ended September 30, 2012.  Our net loss for the three months ended September 30, 2012 was $157,633, compared to net income of $29,420 for the three months ended September 30, 2011.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2012 was approximately $20,338, and our monthly cash flow burn rate is approximately $85,000, which is fairly consistent with our most recent periods.  As a result, we have significant short term cash needs.  These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities.  We intend to raise additional capital through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2012 and December 31, 2011, respectively, are as follows:

	(Unaudited) September 30, 2012	December 31, 2011	Change

Cash	$20,338	$26,588	$(6,250)
Total Current Assets	418,427	305,587	112,840
Total Assets	982,945	983,658	(713)
Total Current Liabilities	1,613,836	1,092,398	521,438
Total Liabilities	$1,613,836	$1,099,697	$514,139

Our current assets increased by $112,840 as of September 30, 2012, as compared to December 31, 2011, primarily because of an increase in net capitalized production costs of $157,169, or 92%.  This increase was offset by a decrease in cash of $6,250, or 24%, a decrease in accounts receivable of $30,780 or 33%, a decrease in our prepaid royalties of $3,838 or 32% and a decrease in our prepaid expenses of $3,461 or 100%.

Our current liabilities increased by $521,438 as of September 30, 2012, as compared to December 31, 2011 primarily because of an increase in accounts payable of $33,820, accrued compensation of $9,791, accrued royalties of $30,266, accrued interest of $30,987, unearned royalties of $34,681, and current note payable to a related party of $235,000.

Our total liabilities increased by $514,139 as of September 30, 2012 as compared to December 31, 2011, due to the increases in current liabilities described above offset by a decrease in accrued expenses of $2,878 and long-term technology payable of $7,299.

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

Cash Requirements

Although we had $20,338 in cash as of September 30, 2012, based on our revenues, cash on hand and current monthly burn rate, around $85,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($366,250) for the nine months ended September 30, 2012, as compared to ($80,348) for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, the net cash used in operating activities consisted primarily of our net loss of ($731,363) and capitalized production costs of ($400,065), offset by amortization of capitalized productions costs of $298,100, amortization on debt discount of $90,227, write-off of capitalized production costs of $39,437, stock based compensation of $156,013, changes in accrued expenses of $81,207, and changes in unearned royalties of $34,681.  For the nine months ended September 30, 2011, the net cash used in operating activities consisted primarily of our net loss of ($130,899), capitalized production costs of ($269,734), offset by amortization of capitalized production costs of $111,414, changes in accounts receivable of $78,270, changes in unearned royalties of $46,176, and changes in accrued expenses of $69,427.

Investments

We did not have any cash flows from investing activity for the nine month periods ended September 30, 2012 or September 30, 2011.

Financing

Our net cash provided (used) by financing activities for the nine months ended September 30, 2012 was $360,000, compared to ($17,564) for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, our financing activities consisted of borrowings of debt of $50,000 and borrowings of debt with a related party of $310,000.  For the nine months ended September 30, 2011, our financing activities consisted of payments for PPM costs of ($6,364) and repayments of debt of ($11,200).

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our Form 10-K for the year ended December 31, 2011.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

ITEM 1.  Legal Proceedings

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

ITEM 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3.  Defaults Upon Senior Securities

On April 2, 2012, we entered into a convertible promissory note with Robert Cowdell for $50,000 (the “Cowdell Note”).  The Cowdell Note is convertible into our common stock at $0.04 per share, bears interest at the rate of 12% per annum, and matured on October 2, 2012.  The Cowdell Note is currently in default in the principal amount of $50,000 with accrued interest of $3,004 as of September 30, 2012.

On July 2, 2010, we entered into a convertible promissory note with Holland Family Trust for $100,000 (the “Holland Trust Note”).  We have received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date.  The Holland Trust Note is convertible into our common stock at $0.10 per share, bears interest at the rate of 10% per annum, and matures 12 months from the date each purchase installment was received.  The maturity date of the Holland Trust Note was July 1, 2012.  The Holland Trust Note is currently in default in the principal amount of $75,000 with accrued interest of $2,500 as of September 30, 2012.

The Cowdell Note and the Holland Trust Note are both in default due to our nonpayment of the principal balance and any accrued interest on the date of maturity of each note.

ITEM 4.  Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

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

Freeze Tag, Inc.

Dated: November 9, 2012		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer