Form 10-K
period 2012-12-31
Freeze Tag, Inc.
filed 2013-04-01
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2012: $184,550 as based on the closing price of $0.0048 on June 29, 2012 of our common stock. The voting stock held by non-affiliates on that date consisted of 38,447,871 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2013, there were 77,724,404 shares of common stock, par value $0.001, issued and outstanding.

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

Business Overview

We are in the business of acquiring or developing and publishing casual games. We obtain games through three main sources: licenses, creation of original games, and the use of third-party developers. Most of the games with which we are involved are published in one or more of two platforms, or methods of distribution. These platforms are PC/Mac downloads, and mobile.

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

Our cost to develop a “licensed game” is the same as our cost to develop Freeze Tag original game plus royalty payments to the licensor, some of which may be paid in the form of non-refundable up-front royalty advances. The costs involved in developing original content games can range from $25,000 to $250,000 depending on the platform (iPhone/iPad vs. PC) and complexity of the game (simple puzzle vs. complex adventure genre). The average cost to develop an iPhone/iPad game is $200,000. The average cost to develop a PC/Mac game is $250,000. For a “licensed game” in addition to these development costs we usually have a royalty payment owed to the licensor of the intellectual property, which is usually 10% to 20% of the revenue collected from the game. At times we pay a portion of this royalty in the form of an up-front, non-refundable royalty advance, which typically is in the range of $5,000 to $20,000, but varies by game and is negotiated on a case-by-case basis with the owner of the intellectual property.

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

In the past, our licensed games included Etch a Sketch®, Concentration, Nertz, Can You See What I See?, Can You See What I See? Dream Machine, Amelia Earhart. Going forward (2013), we have a current licensing agreement with Ohio Art Company (Etch A Sketch).

Freeze Tag Original Content

We have created, and will continue to create, original games to put in our portfolio. In the past we hired one or more contract engineers on a “work-for-hire” basis to create the game for us, and we pay that engineer or engineers a fixed fee for their work, known as a development fee. This development fee can range from $15,000 to as much as $250,000, depending on the amount and complexity of the work involved. While we still rely on contract engineers to develop some of our games, during 2012 we also hired in-house software engineers to develop games based on our own content. When we distribute the game, all of the revenues are ours to keep, unless we have negotiated a revenue share (or royalty) with the contract engineer(s). The costs involved in developing Freeze Tag original content games can range from $25,000 to $250,000, depending on the development platform (iPhone/iPad vs. PC) and complexity of the game (simple vs. complex). The average cost to develop an iPhone game is $200,000. The average cost to develop a PC/Mac game is $250,000.

Our gross profit margins are usually highest when we distribute our own original content, but we also assume all of the risk because we have paid to develop the game in advance, without knowing whether it will be a success or not. In addition, because there is no existing brand associated with an original game, we have to create the market for the game ourselves.

Our original content games are Grimm Reaper®: Hidden Tales, Victorian Mysteries®: The Yellow Room, Victorian Mysteries®: The Moonstone, Victorian Mysteries®: Woman in White, Unsolved Mystery Club®: Ancient Astronauts, Unsolved Mystery Club®: Amelia Earhart, The Conjurer (rights sold to Real Networks, and Real Detectives (rights sold to Real Networks). We are currently working on the next games in the Victorian Mysteries and Unsolved Mystery Club series. In 2013, we will be launching additional games we hope will become franchises or series in the future.

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

Distributing Casual Games

Once a game is developed, we distribute it through one of three methods. The majority of our games are downloaded onto a PC or Mac computer over the Internet. A smaller but growing percentage of our games are distributed over the Apple or Android platforms.

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

Mobile Distribution – High Growth Opportunities

At the current time, Apple is leading the way in mobile gaming devices with its iPhone (smartphone) and iPad (tablet) products. However, smartphones and tablets based on Google’s Android operating system are proliferating rapidly. Our Etch A Sketch® application was one of the first 500 applications introduced at the same time as the iPhone (2008), so we have been working with Apple since the launch of the iPhone. In 2012, we developed several new applications for mobile devices like iPhone, iPad, and Android devices, including the new “tablet” devices, which we plan to launch in 2013.

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

Free-to-Play (Freemium) Business Model

Research shows that more games are being played on mobile devices than ever before. Key market factors have emerged which have dramatically increased the addressable market for our products:

•	The release of more free games has brought more players;
•	The portability/convenience of mobile devices has engaged more people who did not play games before;
•	The introduction of lower priced mobile devices have resulted in high demand for tablets and smartphones.

Thus, more players plus more devices equals a large addressable market.

Free-to-play gaming describes games that are available to be downloaded and played for free, and generate revenue from sources such as in-game purchases (which unlock items and allow the user to progress more quickly), advertising and cross promotion of other titles. The majority of the top grossing games on the Apple and Android app stores are free-to-play or freemium games.

During the course of the last 12 months, we have made a strategy shift to begin designing and developing these games. They have a longer development lifecycle, which is highlighted by releasing a game into the market, testing it based on metrics such as conversion rates, user spending, and other key metrics, and then making changes to the game based on the feedback and preferences of customers.

Business Strategy

Our strategy is to first develop and publish original casual game content on the high growth platforms and devices such as smartphones and tablets (Apple and Android), and then follow with PC/Mac digital download versions.

In addition to attacking the high growth devices and digital distribution channels, we are creating original intellectual property. Wherever possible, we own registered trademark protection for properties we develop. As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties. To date, we have received registered trademark approval from the United States Patent and Trademark Office for the following marks: Unsolved Mystery®, Unsolved Mystery Club®, Ancient Astronauts® and Victorian Mysteries®, Grimm Reaper®, Rocket Weasel® for all gaming platforms; and received preliminary approval on Party Animals™. These marks will enable us to defend against copycats who may try to incorporate these keywords into their game titles. We are continuously creating, researching and investigating new intellectual property (names and marks) that will not only provide us with unique and valuable marketing assets but also help us defend against unauthorized use or infringement.

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

How Long Does it Take to Develop a Casual Game?

We use a team of development professionals located all over the world, including South America and Europe. We use a development methodology referred to as agile development, which focuses on short development and feedback cycles, leading to shortened development times. Because of this, our costs are reduced, and the availability of an almost unlimited number of engineers and programmers makes our development time shorter than most development studios. In addition, we own a proprietary development framework that we call “Popsicle”. This framework is built on the Python programming language, and allows us to build games that will run on multiple platforms, including PC, Mac, Apple iOS and Android.

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
Chillingo, United Kingdom (acquired by Electronic Arts)
Supercell (creaters of Clash of Clans) Helsinki, Finland
Iplay (Oberon Media) Seattle, Washington & NYC
PlayFirst San Francisco, California

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
Exent Tel Aviv, Israel
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

In addition to attacking the high growth devices and digital distribution channels, we are creating original intellectual property. Wherever possible, we own registered trademark protection for properties we develop. As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties. We are investing in trademark protection to create game brands and protect them. For example, we have received approval from the United States Patent and Trademark office to register Unsolved Mystery®, Unsolved Mystery Club®, Ancient Astronauts®, Victorian Mysteries®, Grimm Reaper® and Rocket Weasel® for all gaming platforms and preliminary approval on Party Animals™. These marks will enable us to defend against copycats who may try to incorporate these terms into their game titles.

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

Business Acquisitions

In addition to our current operations, we propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. However, as of the date hereof, we have no business opportunities or ventures under contemplation for acquisition or merger. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations.

We are primarily interested in other technology opportunities , but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts. Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”.

In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding our prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise.

Our Employees

We have 10 employees and/or contractors, 2 of which are our officers, 7 of which are engaged in art production, publishing and development, and 1 of which is engaged in administrative functions. We have a team of over 40 engineers, artists, and developers available to us on an independent contract basis around the world.

Description of Property

Our executive offices are located in Tustin, California, at 228 W. Main Street, 2nd Floor, Tustin, CA 92780. Our office space is approximately 2,000 square feet and the lease is month-to-month at a rate of $1,900 per month.

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

To date we have relied on cash flow from operations, funding from our founders, and debt financing to fund operations. We have extremely limited cash liquidity and capital resources. Our cash on hand as of December 31, 2012, was $32,744, and our monthly cash flow burn rate is approximately $65,000. For the year ended December 31, 2012, our revenue was $448,924.

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

Debt financing is difficult to obtain

Debt financing is difficult to obtain in the current credit markets. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our company and the trading price of our Stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing to fund our operations or acquisitions, it could be risky. Borrowing typically results in less dilution than in connection with equity financings, but it also would increase our risk, in that cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi equity accommodations. These risks could materially adversely affect our company and the trading price of our Stock.

Our financing decisions may be made without Stockholder approval

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters, are determined by our board of directors in its discretion, in many cases without any notice to or vote by our Stockholders. This could materially adversely affect our company and the trading price of our Stock.

Our independent registered public accounting firm has expressed doubts about our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

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

As of December 31, 2012, our officers and directors beneficially own over 51% of our outstanding common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Risk Factors Relating to Future Acquisitions

We may not be able to identify, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring additional companies or assets. We may not, however, be able to identify, audit, or acquire companies or assets on acceptable terms if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common Stock.

We may acquire businesses without any apparent synergies with our casual games related operations

In an effort to diversify our sources of revenue and profits, we may decide to acquire businesses without any apparent synergies with our casual games related operations. For example, we believe that the acquisition of technologies unrelated to games and leisure may be an important way for us to enhance our Stockholder value. Notwithstanding the critical importance of diversification, some members of the investment community and research analysts would prefer that micro-cap or small-cap companies restrict the scope of their activity to a single line of business, and may not be willing to make an investment in, or recommend an investment in, a micro-cap or small-cap company that undertakes multiple lines of business. This situation could materially adversely impact our company and the trading price of our Stock.

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses. Managing multiple businesses would be more complicated than managing a single line of business, and would require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses could materially adversely affect our company and the trading price of our Stock.

We may not be able to successfully integrate new acquisitions

Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate those companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our company and the trading price of our Stock.

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in software companies, other technology businesses, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on: (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predicable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our Stock.

Future acquisitions may fail to perform as expected

Future acquisitions may fail to perform as expected. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our company and the trading price of our Stock.

Competition may result in overpaying for acquisitions

Other investors with significant capital may compete with us for attractive investment opportunities. These competitors may include publicly traded companies, private equity firms, privately held buyers, individual investors, and other types of investors. Such competition may increase the price of acquisitions, or otherwise adversely affect the terms and conditions of acquisitions. This could materially adversely affect our company and the trading price of our Stock.

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating acquisitions

We have limited cash to cover our operating expenses and to cover the expenses incurred in connection with money raising and a business combination. It is possible that we could incur substantial costs in connection with money raising or a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a negative impact on our company and our Stock price.

The nature of our proposed future operations is speculative and will depend to a great extent on the businesses which we acquire

While management typically intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success if any will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the acquired company were to be disrupted or otherwise negatively impacted following an acquisition, our company and our Stock price would be negatively impacted.

We may make actions that will not require our stockholders’ approval

The terms and conditions of any acquisition could require us to take actions that would not require your approval. In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require your approval even if these actions dilute your economic or voting interest as a shareholder.

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”. In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding the company’s prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise. Any failure of our typical “due diligence investigation” to uncover issues and problems relating to potential acquisition candidates could materially adversely affect our company and the trading price of our Stock.

We will have only a limited ability to evaluate the directors and management of potential acquisitions

We may make a determination that our current directors and officers should not remain, or should reduce their roles, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target businesses. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a negative impact on our company and our Stock price.

We will be dependent on outside advisors to assist us

 In order to supplement the business experience of management, we may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by management and without any control from shareholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us.

We may be unable to protect or enforce the intellectual property rights of any target business that we acquire or the target business may become subject to claims of intellectual property infringement

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, and trade secrets may be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have an adverse effect on our competitive position and business. Further, depending on the target business or businesses that we acquire, it is likely that we will have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. These factors could negatively impact our company and the trading price of our Stock.

Integrating acquired businesses may divert our management’s attention away from our day-to-day operations and harm our business

Acquisitions generally involve significant risks, including the risk of overvaluation of potential acquisitions and risks in regard to the assimilation of personnel, operations, products, services, technologies, and corporate culture of acquired companies. Dealing with these risks may place a significant burden on our management and other internal resources. This could materially adversely affect our business and the trading price of our Stock.

We may fail to manage our growth effectively

Future growth through acquisitions and organic expansion would place a significant strain on our managerial, operational, technical, training, systems and financial resources. We can give you no assurance that we will be able to manage our expanding operations properly or cost effectively. A failure to properly and cost-effectively manage our expansion could materially adversely affect our company and the trading price of our Stock.

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses

We can give no assurance that the management of future companies we acquire will have the same level of enthusiasm for the operation of their businesses following their acquisition by us, or if they cease performing services for the acquired businesses that we will be able to install replacement management with the same skill sets and determination. There also is always a risk that management will attempt to reenter the market and possibly seek to recruit some of the former employees of the business, who may continue to be key employees of ours. This could materially adversely affect our business and the trading price of our Stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination

We believe we will not be subject to regulation under the Investment Company Act insofar as we will not be engaged in the business of investing or trading in securities. However, in the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we may become subject to regulation under the Investment Company Act. In such event, we may be required to register as an investment company and may incur significant registration and compliance costs. We have obtained no formal determination from the government as to our status under the Investment Company Act, and consequently, any violation of such Act might subject us to material adverse consequences.

Risks Related To Our Common Stock

A DTC “Chill” On Electronic Clearing Of Trades In Our Common Stock May Affect The Liquidity Of Our Stock And Our Ability To Raise Capital.

On March 14, 2013, The Depositary Trust Company (DTC) notified us that it had unilaterally placed a "chill" on the electronic clearing of trades in our shares. The result of this action is likely to result in some brokerage firms to be unwilling to accept certificates and/or electronic deposits of our stock and some may refuse to accept trades in our shares completely. We immediately filed an objection letter with the DTC within days of our receipt of their notice to us and have sought advice from third parties on removal of the DTC chill. We also intend to initiate a dialogue with the DTC in order to seek resolution, but can make no assurances when and/or if the “chill” we be lifted.

The DTC chill affects the liquidity of our shares which may make it difficult to purchase or sell shares in the open market. It may also have an adverse effect on our ability to raise capital since investors may be unable to resell shares into the market. Our inability to raise capital on terms acceptable to us, if at all, could have a material and adverse effect on our business and operations.

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

As of the end of the period covered by this report, we have current outstanding non-affiliate debt obligations totaling approximately $50,000, which are convertible into our common stock. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock.

As of the end of the period covered by this report, we have outstanding non-affiliate debt obligations totaling approximately $50,000, which are convertible into our common stock. Although under the terms of the agreement, the number of shares of common stock issuable upon the conversion of any portion of the notes, cannot exceed an amount that would cause the beneficial ownership of the debt holder and its affiliates to own more than 4.99% of our outstanding shares of Common Stock, the issuance of almost 5% of our outstanding common stock in a short period time, possibly happening multiple times, would cause substantial dilution to our shareholders. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. We evaluated the convertible notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, do not constitute a derivative liability as we have obtained authorization from a majority of our shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be made available or issuable for settlement to occur.

Sales of our Stock could cause the trading price of our Stock to fall

Sellers of our Stock might include convertible debt securities as discussed above, our existing stockholders who have held our Stock for years, persons and entities who acquire our stock as consideration for services they provide to our company, or our directors, officers or employees who might receive and then exercise stock options and simultaneously sell our Stock. Since the trading volume of our Stock is very low, any sales or attempts to sell our Stock, or the perception that sales or attempts to sell our Stock could occur, could adversely affect the trading price of our Stock.

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

ITEM 2 – PROPERTIES

Our executive offices are located in Tustin, California, at 228 W. Main Street, 2nd Floor, Tustin, CA 92780. Our office space is approximately 2,000 square feet and the lease is month-to-month at a rate of $1,900 per month.

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

The following table sets forth the high and low bid information for each quarter within the fiscal year ended December 31, 2012, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2011	First Quarter	$0	$0
	Second Quarter	$0.35	$0.35
	Third Quarter	$0.35	$0.14
	Fourth Quarter	$0.14	$0.03

2012	First Quarter	$0.0499	$0.03
	Second Quarter	$0.08	$0.0048
	Third Quarter	$0.0056	$0.0011
	Fourth Quarter	$0.0399	$0.0016

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

Holders

As of December 31, 2012, there were 70,301,915 shares of our common stock outstanding held by approximately 127 holders of record of our common stock. As of March 29, 2013, there were 77,724,404 shares of our common stock outstanding held by over 127 holders of record of our common stock. Of these 77,724,404 shares outstanding at March 29, 2013, 38,447,871 are held by non-affiliates. On the cover page of this filing we value these shares at $184,550. These shares were valued at $0.0048 per share, based on the closing price on June 29, 2012 of our common stock as listed on the OTC Bulletin Board.

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

There are currently 560,000 options outstanding, to purchase shares of our common stock.

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

As of December 31, 2012, we had the following options outstanding:

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

Recent Issuance of Unregistered Securities

Unless otherwise noted, the use of proceeds for the following sales of equity securities was to sustain our business operations.

In September and October of 2012, we issued an aggregate of 7,000,000 shares of our common stock to Asher Enterprises, Inc. upon the conversion by Asher of an aggregate of $55,500 of debt we owe to them under an 8% Convertible Promissory Note in default.

In May and June of 2012, we issued an aggregate of 6,858,133 shares of our common stock to Asher Enterprises, Inc. upon the conversion by Asher of an aggregate of $55,500 of debt we owe to them under an 8% Convertible Promissory Note in default.

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

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. Many investors represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities. In most cases, we made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. All securities issued were restricted with an appropriate restrictive legend on certificates issued stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Freeze Tag, Inc. for the year ended December 31, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

During our most recent fiscal year ended December 31, 2012, we generated revenues of $448,924 from the sales our games compared to $732,591 for the year ended December 31, 2011. During the year ended December 31, 2012, we launched 7 games on various platforms, compared to two for the year ended December 31, 2011. During 2013, we anticipate we will publish up to six to eight games for various platforms. In 2013 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to certain third parties, for which we then have to pay royalties to the owner of the intellectual property. We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.

Critical Accounting Estimates

Revenue Recognition

Our revenues are derived primarily by licensing software products in the form of online and downloadable games for PC, Mac and smartphone and tablet platforms. We distribute our products primarily through online games portals and smartphone device manufacturers (“distribution partners”), which market the games to end users. The nature of our business is such that we sell games basically through four distribution outlets – WEB portals, brick and mortar retail distributors, mobile distributors and publishers, and our own web portal, www.freezetag.com.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of our cash balances at December 31, 2012 and December 31, 2011 were insured. At December 31, 2012 and December 31, 2011 there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of December 31, 2012 and December 31, 2011; the allowance for doubtful accounts was $5,600 and $9,934, respectively.

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

Concentrations of Credit Risk, Major Customers and Major Vendors

Our customers are the end-consumers that purchase its games from the websites where we have our games listed for sale. Therefore, we do not have any individual customers that represent any more than a fraction of its revenue. However, we do have primary distribution partners, which are the owners of the websites where it sells its games. Under our distribution agreements we are not obligated to make, distribute or sell any games. However, for any games we do make and wish to distribute we can list them on one or more of these websites under a revenue sharing arrangement where we shares the revenue from any of our games that sell. The sharing arrangement varies greatly depending on the distributor with the Company generally keeping between 35% and 70% of the revenue and the distributor keeping the remainder of the revenue generated by each sale. At times we enter into “exclusivity options” whereby if a distributor wishes to have an exclusive period carrying our games (normally 30-90 days) we will agree to that in exchange for the distributor marketing the game in their newsletter and other marketing programs. Due to the fact we have a number of distribution partners and a variety of different websites where we can sell our games, we are not substantially dependent on any of our distribution partners or agreements. In addition to the distribution agreements, we currently have licensing agreements with Ohio Art Company and CMG Worldwide, which allow us to develop and distribute games around third party intellectual property in exchange for paying royalty payments. We are not substantially dependent on either of those licensing agreements.

At December 31, 2012, our primary distributors that represented 10% or more of our revenues were: Big Fish Games – 36.89% and Exent – 10.02%. At December 31, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 37.54% and Exent – 13.07%.

At December 31, 2012, our primary distributors and partners that represented 10% or more of our accounts receivable were: Exent - 30.01%, Big Fish Games – 20.62%. At December 31, 2011, our primary distributors and partners that represented 10% or more of our accounts receivable were: Exent - 25.17%, Big Fish Games – 18.26%, and Avanquest – 11.06%.

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

Stock-based compensation expense recognized in our statement of operations for the year ended December 31, 2012 was $144,496, and $63,503 for the year ended December 31, 2011.

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

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

● Level one — Quoted market prices in active markets for identical assets or liabilities;

● Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

● Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

Commencing upon product release, capitalized software development costs are amortized to “Cost of Sales—Product Development” based on the straight-line method over either a twenty-four month period for traditional pay-to-play apps, or a thirty-six month period for free-to-play apps.

We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on an annual basis. For products that have been released in prior years, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future years, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

Impairment expense, related to capitalized software development costs, recognized in our statement of operations for the years ended December 31, 2012 and 2011 were $68,628 and $0, respectively.

Based on current trends in our business, management has determined the expected shelf life of the majority of a game’s revenue will be realized over a three year period for free-to-play apps. Therefore, we have determined the appropriate amortization period for expensing capitalized production costs to be three years or thirty six months from date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) will be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2012, and December 31, 2011, current and long-term capitalized software development costs on the balance sheet were $831,980 and $786,331 respectively.

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

For the year ended December 31, 2012 and the year ended December 31, 2011, prepaid royalties (or prepaid licensing fees) were $7,252, and $12,046 respectively.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Results of Operations

Summary of Results of Operations

	Year Ended December 31,
	2012	2011	%Change
Revenue	$448,924	$732,591	(39%)

Costs and expenses:

Cost of sales – product development	399,984	276,320	45%
Cost of sales – licensing	39,631	96,344	(59%)
General and administrative	829,979	505,775	64%
Sales and marketing	12,343	11,930	3%
Amortization and Depreciation	92,848	50,928	82%
Total expenses	1,374,785	941,297	46%

Operating loss	(925,861)	(208,706)	344%
Loss on Debt Extinguishment	(34,577)	-	N/A
Interest income/expense, net	(58,006)	(18,551)	213%
Income tax expense	1,343	2,926	(54%)

Net loss	$(1,019,787)	$(230,183)	343%

Operating Loss; Net Loss

Our net loss increased by $789,604, from ($230,183) to ($1,019,787), from the year ended 2011 compared to 2012. Our operating loss increased by $717,155, from ($208,706) to ($925,861) for the same period. The increase in operating loss and net loss of 344% and 343%, respectively, compared to the prior year is primarily a result of our increase in expenses at the same time experiencing a decline in revenues (39% decline in revenues). In the last year, free-to-play (freemium) games with in-app purchases have dominated the “top grossing” charts in both the Apple and Android mobile app stores, comprising as much as 70% of the charts of the highest earning titles. During the last 12 months, Freeze Tag has successfully transitioned its entire production team to design and produce free-to-play (freemium) games. We continued porting and localizing previously released titles to maintain revenue. However, our main focus was to structure our studio to develop successful titles for the free-to-play (freemium) market, which lead to a decrease in revenues and increase in Research and Development expenses.

Though the cost of licensing decreased by $56,713 our cost of sales related to product development (increased by $123,664) and general and administrative expenses increased by $324,204 due to stock based compensation expense (non cash) increase of $80,993 (increase of 128%), payroll expense increase of 62%, and an increase in healthcare related expenses of 32%. Likewise there was an increase in amortization and depreciation of $42,550, as well as a loss on debt extinguishmentof $34,577.

Revenue.

Our 2012 revenue decreased by $283,667, or 39%, to $448,924 compared to $732,591 for the year ended December 31, 2011, primarily due to the industry change in the revenue generation model with free-to- play games (freemium) becoming the dominant monetization business model. That change and the constriction in retail games sector affected our revenue. As a result, in particular web related revenue decreased by $209,720 and retail decreased by $118,519. This was offset by an increase in sales of our Mobile games. Furthermore several games in production were originally expected to debut within the 2012 year but were delayed affecting total revenue expectations.

Cost of Sales – Product Development.

Our cost of sales for product development is comprised of the direct costs we incur in creating and publishing a game based on our own or licensed intellectual property. Our 2012 cost of sales for product development increased by $123,664, or 45%, to $399,984, due to the fact we were working on more of our own games. Furthermore, we incurred a one-time adjustment of $68,628 as a result of an underperforming title. We believe our product development costs will continue to increase as we develop and publish more games based on our own intellectual property.

Cost of Sales –Licensing.

Our cost of sales for licensing is comprised of royalty payments we make to third parties for the use of their intellectual property and other related costs. Our 2012 cost of sales for licensing decreased by $56,713, or 59%, to $39,631, due to the fact we sold less games based on licensing arrangements and more of our own titles which resulted in less royalty payments owed. We believe these costs will continue to decrease as we focus on creating our own intellectual property on which our games are based, alleviating the need to pay a royalty payment to the owner of the intellectual property.

General and Administrative Expenses.

General and administrative expenses increased by $324,204, or 64%, to $829,979 for the year ended December 31, 2012, primarily due to an increase of approximately $251,425 in our employee related expenses (payroll, vacation, payroll taxes, health insurance and stock based Compensation, etc.).

Interest Income/Expense; Net.

Interest income/expense, net increased by $39,455, or 213%, to $58,006, and is primarily attributable to the interest expense associated with the notes held by note holders.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2012 and 2011, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2012 was approximately $32,744 and our monthly cash flow burn rate is approximately $65,000. As a result, we have significant short term cash needs. These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time. In March of 2013, we were forced to reduce staff to conserve cash, and reduce operating expenses. During February and March, and for at least the next month, the CEO and CFO have not taken cash compensation.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2012 and 2011, respectively, are as follows:

	December 31, 2012	December 31, 2011	Change

Cash	$32,744	$26,588	$6,156
Total Current Assets	414,984	305,587	109,397
Total Assets	954,560	983,658	(29,098)
Total Current Liabilities	1,740,022	1,092,398	647,624
Total Liabilities	$1,740,022	$1,099,697	$640,325

Our current assets increased by $109,327 as of December 31, 2012 as compared to December 31, 2011. However, a decrease in our total assets between the two periods was primarily attributed to a significant decrease in the capitalized production costs reduced for impairment of production costs of $68,628 for one of our titles due to adjusted performance expectations.

Our current liabilities increased by $647,624, or over 68%, as of December 31, 2012 as compared to December 31, 2011. A smaller portion of this was an increase in our accrued interest of $30,202 and Accounts Payable of $35,640. Mainly, we had a significant increase in our current note payable to a related party, $745,000 in 2012 compared to $130,000 in 2011, which is due to an increase in the amount we owe under the promissory notes held by The Holland Family Trust, an entity controlled by Craig Holland, one of our officers and directors.

Our total liabilities increased by $640,325, or over 58%, as of December 31, 2012 as compared to December 31, 2011, all due to the increase in our current liabilities as described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2012 of $32,744 and $26,588 on December 31, 2011. Based on our revenues, cash on hand and current monthly burn rate, around $65,000 per month, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($589,209) for the year ended December 31, 2012, as compared to ($238,081) for the year ended December 31, 2011. In 2012, the net cash used in operating activities consisted primarily of our net income (loss) of ($1,019,787), capitalized production costs of ($491,061), and unearned royalties of ($5,788), offset by accounts receivable of $51,230, amortization of production costs of $376,784, accounts payable of $45,658, stock based compensation of $144,494, prepaid royalties of $4,794, and accrued expenses of $81,931. In addition, we had an impairment of production costs of $68,628 and loss on debt modification to a related party of $34,577. In 2011, the net cash provided by operating activities consisted primarily of our net income (loss) of ($230,183), capitalized production costs of ($571,809), and accounts payable of ($21,796), partially offset by amortization of capitalized production costs of $264,721, prepaid royalties of $9,042, accrued expenses of $98,407, unearned royalties of $45,997, and stock based compensation of $16,003.

Investments

We had net cash provided (used) by investing activities of ($7,500) in 2012, compared to ($12,600) in 2011. The amounts in 2012 and 2011 all relate to cash used for purchasing fixed assets.

Financing

Our net cash provided (used) by financing activities for the year ended December 31, 2012 was $602,865, compared to $141,061 for the year ended December 31, 2011. For 2012, our financing activities related to payments for private placement memorandum costs of repayments of debt of ($85,000) offset by borrowings of debt of $687,865. For 2011, our financing activities consisted of payments for private placement memorandum costs of ($6,364), ($18,300) in repayments of debt, offset by borrowings of debt of $165,725.

Contractual Obligations

December 31, 2012:

	2013	2014	2015	2016	2017	Total

Debt obligations	$745,000	$-	$-	$-	$-	$745,000
	$745,000	$-	$-	$-	$-	$745,000

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Freeze Tag, Inc.

We have audited the accompanying balance sheets of Freeze Tag, Inc. (“the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freeze Tag, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 1, 2013

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	32,744	$26,588
Accounts Receivable, Net	40,812	92,042
(Net of Allowance of $5,600 and $9,934 as of December 31, 2012 and 2011, respectively)
Capitalized Production Costs, Net	332,508	171,450
Prepaid Royalties	7,252	12,046
Prepaid Expenses	1,668	3,461
Total Current Assets	414,984	305,587

Fixed Assets, Net	2,849	4,870
(Net of depreciation of $6,928 and $4,907 as of December 31, 2012 and 2011, respectively)
Other Long-term Assets, Net	37,255	58,320
(Net of amortization of $52,532 and $29,332 as of December 31, 2012 and 2011, respectively)
Capitalized Production Costs, Net	499,472	614,881
TOTAL ASSETS	$954,560	$983,658

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	107,811	72,171
Accrued Compensation	168,621	157,263
Accrued Royalties	388,323	354,736
Accrued Interest	41,805	11,603
Accrued Expenses	614	2,878
Current Technology Payable	17,787	18,000
Unearned Royalties	270,061	275,849
Current Convertible Note Payable, Net	-	69,898
(Net of debt discount of $0 and $90,827 as of December 31, 2012 and 2011, respectively)
Current Convertible Note Payable, In Default	50,000	-
Current Convertible Note Payable, Related Party	100,000	75,000
Current Note Payable - Related Party	595,000	55,000
Total Current Liabilities	1,740,022	1,092,398

Long Term Technology Payable,net	-	7,299
Total Liabilities	1,740,022	1,099,697

Equity (Deficit)
Preferred Stock	-	-
$0.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2012 and 2011
Common Stock	70,302	39,276
$0.001 par value per share, 100,000,000 shares authorized, 70,301,915 and 39,275,720 shares issued and outstanding as of December 31, 2012 and 2011, respectively
Additional Paid-In Capital	1,369,407	1,037,469
Common Stock Payable	16,800	29,400
Retained Deficit	(2,241,971)	(1,222,184)
Total Equity (Deficit)	(785,462)	(116,039)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$954,560	$983,658

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
	2012	2011
Revenues	$448,924	$732,591

Costs and Expenses:
Cost of Sales - Product Development	399,984	276,320
Cost of Sales - Licensing	39,631	96,344
General & Administrative	829,979	505,775
Sales & Marketing	12,343	11,930
Amortization & Depreciation	92,848	50,928
Total Expense	1,374,785	941,297
Net Ordinary Income/Loss	(925,861)	(208,706)
Loss on Debt Extinguishment	(34,577)	-
Interest Income/(Expense), net	(58,006)	(18,551)
Net Income/Loss before taxes	(1,018,444)	(227,257)
Income Tax Expense	1,343	2,926
Net Income/Loss	$(1,019,787)	$(230,183)

Weighted number of common shares outstanding-basic and fully diluted	51,204,951	39,082,041
Income/ (Loss) per share-basic and fully diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total

Balances as of December 31, 2010	39,038,720	$-	39,038,720	$39,039		$832,989	$(992,001)	$(119,973)

Capitalized cost of equity offering	-	$-	-	$-	$-	$(6,364)	$-	$(6,364)
Stock based compensation	-	-	-	-	-	16,003	-	16,003
Stock issued for Marishco Technology	-	-	12,000	12	29,400	4,188	-	33,600
Discount on Technology Payable	-	-	-	-	-	2,834	-	2,834
Stock issued for Services	-	-	225,000	225	-	47,275	-	47,500
BCF on Convertible Notes	-	-	-	-	-	140,544	-	140,544

Net Loss	-	-	-	-	-	-	(230,183)	(230,183)

Balances as of December 31, 2011	39,038,720	$-	39,275,720	39,276	29,400	1,037,469	(1,222,184)	(116,039)

Stock issued for Marishco Technology	-	$-	36,000	$36	$(12,600)	$12,564	$-	$-
Stock issued for Services	-	-	3,849,871	3,850	-	140,646	-	144,496
Stock issued for Conversion of Accounts Payable	-	-	230,375	230	-	11,288	-	11,518
Stock issued for Conversion of Related Party Debt	-	-	5,577,356	5,577	-	69,423	-	75,000
Stock issued for Conversion of Related Party Accrued Interest			5,103,000	5,103		-		5,103
Stock issued for Conversion of Third Party Debt	-	-	13,729,593	13,730	-	61,995	-	75,725
Stock issued for Conversion of Third Party Accrued Interest	-	-	2,500,000	2,500	-	1,445	-	3,945
Loss on Related Party Debt Modification	-	-	-	-	-	34,577	-	34,577

Net Loss	-	-	-	-	-	-	(1,019,787)	(1,019,787)

Balances as of December 31, 2012	39,038,720	$-	70,301,915	$70,302	$16,800	$1,369,407	$(2,241,971)	$(785,462)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASHFLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net Income/(Loss)	$(1,019,787)	$(230,183)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation expense	2,021	1,211
Amortization expense	24,688	12,732
Amortization of capitalized production costs	376,784	264,721
Amortization on debt discount	90,827	49,717
Impairment of production costs	68,628	-
Loss on debt modification - related party	34,577	-
Stock based compensation	-	16,003
Stock issued for services	144,496	47,500
Changes in operating assets and liabilities:
Accounts receivable	51,230	41,385
Capitalized Production Costs	(491,061)	(571,809)
Prepaid Royalties	4,794	9,042
Prepaid Expenses	1,793	(1,008)
Accounts Payable	45,658	(21,796)
Accrued Expenses	81,931	98,407
Unearned royalties	(5,788)	45,997
Net cash used in operating activities	$(589,209)	$(238,081)

Cash flows from Investing activities:
Cash used for purchasing other assets	(7,500)	(12,600)
Net cash used in investing activities	$(7,500)	$(12,600)

Cash flows from financing activities:
Payments for PPM costs	-	(6,364)
Borrowings of debt - third party	50,000	160,725
Borrowings of debt - related party	637,865	5,000
Repayments of debt - third party	(85,000)	(18,300)
Net cash provided by financing activities	$602,865	$141,061

Net increase (decrease) in cash	6,156	(109,620)
Cash at the beginning of the period	26,588	136,208
Cash at the end of the period	$32,744	$26,588

Non-cash transactions
Debt discount on convertible notes payable - third party	$-	$140,544
Conversion of accrued interest into common stock - third party	$3,945	$-
Conversion of accrued interest into common stock - related party	$5,103	$-
Conversion of debt into common stock - related party	$75,000	$-
Conversion of debt into common stock - third party	$75,725	$-
Conversion of accounts payable into common stock - third party	$11,518	$-
Intangible assets purchased	$-	$69,600
Debt issued for intangible asset purchase,net	$-	$33,166
Stock issued for subscription payable	$12,600	$33,600

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
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2012 and December 31, 2011 were insured.  At December 31, 2012 and December 31, 2011 there were no cash equivalents.

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

However, the Company derives a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of December 31, 2012 and December 31, 2011; the allowance for doubtful accounts was $5,600 and $9,934, respectively.

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

At December 31, 2012, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 36.89% and Exent – 10.02%. At December 31, 2011, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 37.54% and Exent – 13.07%.

At December 31, 2012, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 30.01%, Big Fish Games – 20.62%. At December 31, 2011, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 25.17%, Big Fish Games – 18.26%, and Avanquest – 11.06%.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Foreign Currency Translation

The Company derives a portion of its revenue from foreign countries, which report to the Company in foreign currency, but pay in U.S. Dollars. Because of the fluctuations between the reporting time and the payment period (up to 60 days), it is necessary to make adjustments to the Company’s accounting records. These adjustments are recorded under a Foreign Currency Translation expense account, and shown in the Statement of Operations as a General& Administrative expense.

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

Stock-based compensation expense recognized in the Company’s statements of operations for the years ended December 31, 2012 and 2011 were $144,496 and $63,503, respectively.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists (as is the case for most of the Company’s products), this may occur early in the development cycle. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For most of the PC/Mac and iOS/Android products, technological feasibility is established when a detailed game design document containing sufficient technical specifications written for a proven game engine or framework technology has been created and approved by management. However, technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to general and administrative expense.

Prior to a product’s release, the Company expense, as part of “Cost of Sales—Product Development”, capitalized costs when the Company believes such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to “Cost of Sales—Product Development” based on the straight-line method over either a twenty-four month period for traditional pay-to-play apps, or a thirty-six month period for free-to-play apps.

The Company evaluates the future recoverability of capitalized software development costs and intellectual property licenses on an annual basis. For products that have been released in prior years, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future years, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

Impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the years ended December 31, 2012 and 2011 were $68,628 and $0, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Based on current trends in the Company’s business, management has determined the expected shelf life of the majority of a game’s revenue will be realized over a three year period for free-to-play apps. Therefore, the Company has determined the appropriate amortization period for expensing capitalized production costs to be three years or thirty-six months from date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) will be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2012 and 2011, current and long-term capitalized software development costs on the balance sheet were $831,980 and $786,331 respectively.

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

As of December 31, 2012 and 2011, prepaid royalties (or prepaid licensing fees) were $7,252 and $12,046, respectively.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.

In May 2011, the FASB issuedASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012.

NOTE 3 — GOING CONCERN

As shown in the accompanying financial statements for the years ending December 31, 2012 and December 31, 2011, we have incurred net losses of $1,019,787 and $230,183, respectively. As of December 31, 2012 our retained deficit is $2,241,971. During fiscal 2012, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2013. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 4 — CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	December 31, 2012	December 31, 2011

Capitalized Production Costs	2,042,257	1,551,196
Accumulated Production Costs Amortization	(1,141,649)	(764,865)
Impairment of Production Costs	(68,628)	-
Total Capitalized Production Costs, Net	831,980	$786,331

Current	332,508	171,450
Long Term	499,472	614,881

The Company recognized amortization expense of $376,784 and $264,721 for the years ended December 31, 2012 and 2011, respectively.

The Company evaluates the future recoverability of capitalized software development costs and intellectual property licenses on an annual basis. For products that have been released in prior years, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future years, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

Impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the years ended December 31, 2012 and 2011 were $68,628 and $0, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 — OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine. The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment. During the years ended December 31, 2012 and 2011, the Company paid cash of $7,500 and $12,600, respectively. During the years ended December 31, 2012 and 2011, the Company issued common shares of 36,000 and 12,000, respectively, to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the years ended December 31, 2012 and 2011 amortization expense was $23,200 and $11,600, respectively.

NOTE 6 — FIXED ASSETS

Fixed assets, Net, consists of the following at:

	December 31, 2012	December 31, 2011

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(6,928)	(4,907)
Total Fixed Assets, Net	$2,849	$4,870

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. All assets are currently depreciated over three years. For the years ended December 31, 2012 and 2011, depreciation expense was $2,021 and $1,211, respectively.

NOTE 7 — ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	December 31, 2012	December 31, 2011

Accrued Vacation	$75,021	$63,663
Accrued Salary	93,600	93,600

Total Accrued Compensation	$168,621	$157,263

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 — ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copy writes.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	December 31, 2012	December 31, 2011

Accrued Royalties	$388,323	$354,736
Unearned Royalties	270,061	275,849

Total Accrued and Unearned Royalties	$658,384	$630,585

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

As of December 31, 2012 and 2011, the Company recognized a current liability of $17,787 and $18,000, respectively, and a long-term liability of $0 and $7,299. During the years ended December 31, 2012 and 2011, the Company recorded amortization of the debt discount of $1,488 and $1,133, respectively. As of December 31, 2012 and 2011, the remaining debt discounts were $213 and $1,701, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 — DEBT

Debt consists of the following at:
	December 31, 2012	December 31, 2011

Notes Payable *	$595,000	$55,000
Notes Payable – Convertible *	100,000	75,000
Notes Payable – Convertible, in default	50,000	-
Notes Payable – Convertible	-	160,725
Discounts on Convertible Notes Payable	-	(90,827)
Total Debt, Net of Discounts	745,000	199,898
Less: Current, Net of Discounts	745,000	199,898
Long Term, Net of Discounts	$-	$-

* Related Party

Convertible Note Payable

On July 21, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which the Company sold to Asher an 8% Convertible Promissory Note in the original principal amount of $62,500 (the “First Asher Note”). The First Asher Note has a maturity date of April 25, 2012, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the First Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the First Asher Note closed on August 1, 2011, the date that the purchase price was delivered to the Company. The issuance of the First Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated there under. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.1375 below the market price on July 21, 2011 of $0.25 provided a value of $51,136. During the years ended December 31, 2012 and 2011, $21,261 and $29,875, respectively, of the debt discount was amortized.

During the twelve months ended December 31, 2012, eight conversions of the First Asher Note, totaling 15,665,363 shares, occurred between prices of $0.0083 to $0.0110 per share, in order to convert $62,500 in principal and $2,500 in accrued interest all in accordance with the Variance Conversion Price. As a result of these transactions, the note was considered paid off during October 2012. Accrued interest remaining after the conversions of $2,984 was paid in cash during November 2012.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.11917 below the market price on September 16, 2011 of $0.30 provided a value of $40,000. During the years ended December 31, 2012 and 2011, $24,748 and $15,252, respectively, of the debt discount was amortized. During November 2012, principal of $40,000 and accrued interest of $3,157 was paid in cash thus retiring the Second Asher Note.

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

The Company evaluated the Lebrecht Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.10125 below the market price on November 17, 2011 of $0.135 provided a value of $4,408. During the years ended December 31, 2012 and 2011, $3,279 and $529, respectively, of the debt discount was amortized. On December 20, 2012, 564,230 shares were issued, in accordance with the conversion terms, in order to convert $13,225 of principal and $1,445 of accrued interest into common shares, thus retiring the Lebrecht Note.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0605 below the market price on December 6, 2011 of $0.14 provided a value of $45,000. During the years ended December 31, 2012 and 2011, $40,939 and $4,061, respectively, of the debt discount was amortized. During November 2012, principal of $45,000 and accrued interest of $2,661 was paid in cash thus retiring the Third Asher Note.

The remaining cash paid towards the extinguishment of the First, Second and Third Asher notes was $34,577 which was recorded in the statement of operations as a loss on debt extinguishment.

On April 2, 2012, a convertible note loan from Robert Cowdell was secured for $50,000 in cash. The promissory note is convertible into the Company’s common stock at a rate of $0.04 per share. The convertible promissory note bears interest at the rate of 12% per annum and matures 6 months from the date the purchase installment was received. Accrued interest as of December 31, 2012 was $4,251. As of December 31, 2012, the note was in default.

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

In summary, the First, Second and Third Asher Notes and the Lebrecht Note resulted in beneficial conversion feature amortization during the years ended December 31, 2012 and 2011, of $90,827 and $49,717, respectively.

Total Accrued interest at December 31, 2012 and 2011, for the above convertible notes is $4,251 and $3,436, respectively.

Convertible Note Payable – Related Party

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date. The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. Interest on the notes is paid each month at the first of the month as such there was no accrued interest as of December 31, 2011. On November 6, 2012, the Company modified the note, such that its conversion rate was $0.0038 instead of $0.1000; which resulted in an increase to additional paid in capital and interest expense of 34,577. Also on November 6, 2012, the Company converted $75,000 in principal and $5,103 in accrued interest into 10,680,356 common shares (5,577,356 for related party principal and 5,103,000 for related party accrued interest) in accordance with the modified convertible note.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of December 31, 2012 and 2011, accrued interest was $8,333 and $0, respectively.

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

Note Payable - Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 20, 2013. As of December 31, 2012 and 2011, accrued interest was $13,024 and $7,954, respectively.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013. As of December 31, 2012 and 2011, accrued interest was $600 and $82, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,205 and $0, respectively.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 25, 2013. As of December 31, 2012 and 2011, accrued interest was $1,398 and $0, respectively.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 24, 2013. As of December 31, 2012 and 2011, accrued interest was $2,115 and $0, respectively.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on August 13, 2013. As of December 31, 2012 and 2011, accrued interest was $2,685 and $0, respectively.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 12, 2013. As of December 31, 2012 and 2011, accrued interest was $1,959 and $0, respectively.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,107 and $0, respectively.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2013. As of December 31, 2012 and 2011, accrued interest was $2,137 and $0, respectively.

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2013. As of December 31, 2012 and 2011, accrued interest was $986 and $0, respectively.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 10, 2013. As of December 31, 2012 and 2011, accrued interest was $432 and $0, respectively.

For the years ended December 31, 2012 and 2011, the Company recorded interest expense of $37,295 and $13,030, respectively related to the related party notes payable and related party convertible notes above.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $147,345 and $67,135 for the year ended December 31, 2012, and 2011, respectively. However, the beneficial conversion feature amortization of $90,827 and $49,717 recorded during the years ended December 31, 2012 and 2011, respectively, were not recorded in interest expense; rather, they were recorded in depreciation and amortization expense.

NOTE 11 — STOCKHOLDERS’ EQUITY

Stock Issuance

The Company is authorized to issue up to 100,000,000 shares of its $0.001 par value common stock, and up to 10,000,000 shares of its $0.001 par value preferred stock.

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock. The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment. The first installment was delivered effective September 16, 2011. As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date. The amount is recorded in common stock payable as of June 30, 2011. As of December 31, 2012 and 2011, stock payables were $16,800 and $29,400, respectively, due to the issuance of 36,000 and 12,000 shares during the years ended December 31, 2012 and 2011, respectively. The Company considered ASC 718-10-25-20 concluding that June 22, 2011 is the appropriate measurement date as the Company has received the goods, there is no significant disincentive to perform, and there is no future performance/service obligation on the part of the third party.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

During the twelve months ended December 31, 2012, eight conversions of the First Asher Note, totaling 15,665,363 shares, occurred between prices of $0.0083 to $0.0110 per share, in order to convert $62,500 in principal and $2,500 in accrued interest all in accordance with the Variance Conversion Price. As a result of these transactions, the note was considered paid off during October 2012. Accrued interest remaining after the conversions of $2,984 was paid in cash during November 2012.

On March 2, 2012, the Company issued 3,000,000 shares of Company common stock, restricted in accordance with Rule 144, to Crucible Capital Group, Inc. in lieu of a cash retainer for services pursuant to a letter agreement dated February 29, 2012; as the agreement did not allow for return of shares, the amount of $102,000 was expensed upon the date granted. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and sophisticated, familiar with our operations, and there was no solicitation. The shares were valued at $102,000 based on the closing stock price of $0.34 for the date of the letter agreement dated February 29, 2012.

On December 20, 2012, 564,231 shares were issued, in accordance with the conversion terms, in order to convert $13,225 of principal and $1,445 of accrued interest into common shares, thus retiring the Lebrecht Note.

Also on November 6, 2012, the Company converted $75,000 in principal and $5,103 in accrued interest into 10,680,356 common shares in accordance with the modified convertible note due to Craig Holland.

During the year ended December 31, 2012, the Company issued 36,000 shares of Company common stock, restricted in accordance with Rule 144, to an unaffiliated thirty party as consideration under the Technology Transfer Agreement entered into on June 22, 2011. This is the second, third and fourth of eight identical quarterly installments of shares to be issued. The fair value of $12,600 based on the closing price of $0.35 per share on the measurement date was deducted from common stock payable. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholder was a sophisticated investor, familiar with our operations, and there was no solicitation.

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

Discussion of 2006 Stock Option plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of the periods ended December 31, 2012 and 2011, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company granted 560,000 stock options during the year ended December 31, 2010. As of December 31, 2011, the stock options became fully vested and expensed accordingly. The Company did not grant any stock options for the periods ended December 31, 2012 and 2011. The weighted average assumptions used in the model are outlined in the following table:

December 31, 2010
Risk-free rate of interest	1.81%
Dividend yield	0%
Volatility of common stock	321.74%
Expected term	5.3125 years

Stock-based compensation expense recognized in our statement of operations for the year ended December 31, 2012 and 2011, were $144,496 and $63,503, respectively.

The Company did not grant any warrants during years ended December 31, 2012 and 2011.

Exercising of Stock Warrants and Options

For the years ended December 31, 2012 and 2011, no shares of common stock were issued on the cashless exercise of warrants or options.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

A summary of the status of the warrants and options issued by the Company as of December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

Income tax expense consists of California minimum franchise taxes of $1,600, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027. The net operating loss as of December 31, 2012 and 2011 were $427,295 and $149,529, respectively. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:

	December 31, 2012	December 31, 2011

Deferred Tax Asset	$145,280	$50,840
Valuation Allowances	(145,280)	(50,840)
Total:	-	-

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

Net loss per share for the year ending:

	December 31, 2012	December 31, 2011
Net Income/Loss	$(1,019,787)	$(230,183)

Weighted number of common shares outstanding - basic	51,204,951	39,082,041

Loss per share - basic	$(0.02)	$(0.01)

Weighted number of common shares outstanding - fully diluted	74,111,915	43,009,541

Loss per share - fully diluted	$(0.01)	$(0.01)

NOTE 14 — RELATED PARTY TRANSACTIONS

On August 2, 2010, the Company granted Craig Holland, its President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of Company common stock at an exercise price of $0.11 per share. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan. As of December 31, 2012, the stock options are fully expensed and included in stock based compensation of $16,003.

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 20, 2013. As of December 31, 2012 and 2011, accrued interest was $13,024 and $7,954, respectively.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013. As of December 31, 2012 and 2011, accrued interest was $600 and $82, respectively.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,205 and $0, respectively.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 25, 2013. As of December 31, 2012 and 2011, accrued interest was $1,398 and $0, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 24, 2013. As of December 31, 2012 and 2011, accrued interest was $2,115 and $0, respectively.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on August 13, 2013. As of December 31, 2012 and 2011, accrued interest was $2,685 and $0, respectively.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 12, 2013. As of December 31, 2012 and 2011, accrued interest was $1,959 and $0, respectively.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,107 and $0, respectively.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2013. As of December 31, 2012 and 2011, accrued interest was $2,137 and $0, respectively.

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2013. As of December 31, 2012 and 2011, accrued interest was $986 and $0, respectively.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 10, 2013. As of December 31, 2012 and 2011, accrued interest was $432 and $0, respectively.

On July 2, 2010, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The Company has received $75,000 of the purchase price, with the remaining $25,000 to be paid at a later date. The promissory note is convertible into the Company’s common stock at a rate of $0.10 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. Interest on the notes is paid each month at the first of the month as such there was no accrued interest as of December 31, 2011. On November 6, 2012, the Company modified the note, such that its conversion rate was $0.0038 instead of $0.1000; which resulted in an increase to additional paid in capital and interest expense of 34,577. Also on November 6, 2012, the Company converted $75,000 in principal and $5,103 in accrued interest into 10,680,356 common shares in accordance with the modified convertible note.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of December 31, 2012 and 2011, accrued interest was $8,333 and $0, respectively.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at
		December 31, 2012
	Carrying Value
	December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, in default	$50,000	$-	$-	$50,000
Convertible notes payable *	$100,000	$-	$-	$100,000

		Fair Value Measurements at
		December 31, 2011
	Carrying Value
	December 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$62,625	$-	$-	$62,625
Convertible notes payable *	$75,000	$-	$-	$75,000

* - Related Party

The Company believes that the market rate of interest as of December 31, 2012 and December 31, 2011 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at December 31, 2012 and December 31, 2011.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16 — SUBSEQUENT EVENTS

On January 10, 2013, there was a note payable issued to the Holland Family Trust for $25,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 10, 2013.

On January 29, 2013, there was a note payable issued to the Holland Family Trust for $17,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 29, 2013.

On January 29, 2013, the Company entered into a 12% Convertible Promissory Note in the principal amount of $50,000 with Magna (the “Magna Note”). The Magna Note matures on January 29, 2014 and bears interest at a rate of 12% per annum. Magna is entitled, at its option and at any time, to convert all or any portion of the outstanding principal amount and accrued interest into the Company’s common stock, subject to a 4.99% conversion limitation, at a conversion price for each share equal to a price which is a 45% discount from the lowest trading price in the five (5) trading days prior to the day that Magna requests conversion, however, in no event shall the conversion price be lower than $0.00005 per share.

On January 29, 2013, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Hanover Holdings, LLC (“Hanover”) pursuant to which the Company sold a Convertible Promissory Note in the principal amount of $21,500 (the “Hanover Note”). The Hanover Note matures on September 29, 2013 and bears interest at a rate of 12% per annum. Hanover is entitled, at its option and at any time, to convert all or any portion of the outstanding principal amount and accrued interest into our common stock, subject to a 4.99% conversion limitation, at a conversion price for each share equal to a price which is a 45% discount from the lowest trading price for the Company’s common stock during the five (5) trading days prior to the day that Hanover requests conversion, however, in no event will the conversion price be less than $0.00005 per share.

On February 4, 2013, a convertible note (in default) from Robert Cowdell was converted into a convertible promissory note with principal of $55,429 ($50,000 in cash and $5,429 in converted interest from the previous convertible note). The promissory note is convertible into the Company’s common stock at a rate of the closing market price on February 4, 2013 ($0.03 per share). The convertible promissory note bears interest at the rate of 12% per annum and matures on August 4, 2013.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2012.

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

Name	Age	Position

Craig Holland	52	President, Chief Executive Officer, Chief Creative Officer, and Director

Mick Donahoo	43	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

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

Board Meetings and Committees

During the 2012 fiscal year to date, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2012	159,600	-	-	-		-	-	-	159,600
President, CEO	2011	159,600	-	-	-		-	-	-	159,600
	2010	154,119	-	-	11,494	(1)	-	-	1,287	159,237	(1)

Mick Donahoo	2012	159,600	-	-	-		-	-	-	159,600
COO, VP	2011	159,600	-	-	-		-	-	-	159,600
	2010	154,119	-	-	-		-	-	1,287	155,406
______________
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

Director Compensation

The following table sets forth director compensation as of for the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Craig Holland	-	115,000	-	0.11	8/02/20	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-	-	-

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Craig Holland (2)	13,987,375	(4)	17.9	% (4)
Common Stock	Mick Donahoo (2)	11,828,025		15.2%
Common Stock	Holland Family Trust (5)	10,680,356	(5)	13.7	% (5)
Common Stock	All Directors and Officers As a Group (2 persons)	36,495,756	(4)	46.8	% (4)(5)

(1)
Unless otherwise indicated, based on 77,724,404 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 228 W. Main Street, 2nd Floor, Tustin, California 92780.
(4)	Includes options to purchase 115,000 shares of common stock that are exercisable on February 2, 2011.
(5)	The trustee for the Holland Family Trust is Craig Holland.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 20, 2013. As of December 31, 2012 and 2011, accrued interest was $13,024 and $7,954, respectively.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013. As of December 31, 2012 and 2011, accrued interest was $600 and $82, respectively.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,205 and $0, respectively.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 25, 2013. As of December 31, 2012 and 2011, accrued interest was $1,398 and $0, respectively.

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of December 31, 2012 and 2011, accrued interest was $8,333 and $0, respectively.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 24, 2013. As of December 31, 2012 and 2011, accrued interest was $2,115 and $0, respectively.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on August 13, 2013. As of December 31, 2012 and 2011, accrued interest was $2,685 and $0, respectively.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 12, 2013. As of December 31, 2012 and 2011, accrued interest was $1,959 and $0, respectively.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,107 and $0, respectively.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2013. As of December 31, 2012 and 2011, accrued interest was $2,137 and $0, respectively.

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2013. As of December 31, 2012 and 2011, accrued interest was $986 and $0, respectively.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 10, 2013. As of December 31, 2012 and 2011, accrued interest was $432 and $0, respectively.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the year ended December 31, 2012, M&K CPAS, PLLC charged us $29,950, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports. During the year ended December 31, 2011, M&K CPAS, PLLC charged us $24,650, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the year ended December 31, 2012, M&K CPAS, PLLC charged $0 for professional services for tax preparation. This was the same as for the year ended December 31, 2011.

All Other Fees

During the year ended December 31, 2012, M&K CPAS, PLLC charged $0 for any other fees. This was the same for the year ended December 31, 2012.

Of the fees described above for the year ended December 31, 2012, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18(8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19(8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20(8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21(8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

(4) Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.

(5) Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.

(6) Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7) Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

(8) Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: April 1, 2013	By:	/s/ Craig Holland
Craig Holland
President and Chief Executive Officer

Dated: April 1, 2013	By:	/s/ Mick Donahoo
Mick Donahoo
Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2013	By:	/s/ Craig Holland
Craig Holland
Director, President and Chief Executive Officer

Dated: April 1, 2013	By:	/s/ Mick Donahoo
Mick Donahoo
Director, Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer