Form 10-Q
period 2013-03-31
Freeze Tag, Inc.
filed 2013-05-15
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2013, there were 77,724,404 shares of common stock, $0.001 par value, issued and outstanding.

FREEZE TAG, INC.

PART I – FINANCIAL INFORMATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

ITEM 1	Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$1,448	$32,744
Accounts Receivable, Net	43,284	40,812
(Net of Allowance of $5,600 and $9,934 as of March 31, 2013 and December 31, 2012, respectively)

Capitalized Production Costs, Net	189,192	332,508
Prepaid Royalties	6,841	7,252
Prepaid Expenses	3,011	3,803
Total Current Assets	243,776	417,119

Fixed Assets, Net	2,344	2,849
(Net of depreciation of $7,433 and $6,928 as of March 31, 2013 and December 31, 2012, respectively)

Other Long-term Assets, Net	29,320	35,120
(Net of amortization of $40,580 and $34,780 as of March 31, 2013 and December 31, 2012 respectively)

Capitalized Production Costs, Net	654,191	499,472

TOTAL ASSETS	$929,631	$954,560

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$102,190	$107,811
Accrued Compensation	231,100	168,621
Accrued Royalties	389,411	388,323
Accrued Interest - Third Party	1,614	37,284
Accrued Interest - Related Party	55,532	4,521
Accrued Expenses	72	614
Current Technology Payable	17,940	17,787
Unearned Royalties	263,977	270,061
Current Convertible Note Payable, Net	60,826	-
(Net of debt discount of $16,103 and $0 as of March 31, 2013 and December 31, 2012, respectively)
Current Convertible Note Payable, In Default	-	50,000
Current Convertible Note Payable, Related Party	100,000	100,000
Current Note Payable - Related Party	672,770	595,000
Total Current Liabilities	1,895,432	1,740,022

Total Liabilities	1,895,432	1,740,022

Equity (Deficit)
Preferred Stock	-	-
$0.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012
Common Stock	77,724	70,302
$0.001 par value per share, 100,000,000 shares authorized, 77,724,404 and 70,301,915 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)
Additional Paid-In Capital	1,498,343	1,369,407
Common Stock Payable	16,800	16,800
Retained Deficit	(2,558,668)	(2,241,971)
Total Equity (Deficit)	(965,801)	(785,462)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$929,631	$954,560

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	March 31, 2013	March 31, 2012

Revenues	$51,660	$103,280

Costs and Expenses:
Cost of Sales - Product Development	102,037	94,445
Cost of Sales - Licensing	1,752	12,429
General & Administrative	231,560	296,510
Sales & Marketing	4,656	5,678
Amortization & Depreciation	5,902	46,264
Total Expense	345,907	455,326

Net Ordinary Income/Loss	(294,247)	(352,046)
Interest Income/(Expense), net	(21,174)	(8,073)

Net Income/Loss before taxes	(315,421)	(360,119)
Income Tax Expense	1,276	1,237

Net Income/Loss	$(316,697)	$(361,356)

Weighted number of common shares outstanding-basic and fully diluted	72,413,732	41,449,822
Income/ (Loss) per share-basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Loss	$(316,697)	$(361,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	505	506
Amortization expense	5,953	6,300
Loss on debt modification	64,608	-
Amortization of capitalized production costs	96,234	88,708
Amortization on debt discount	5,397	45,759
Write-off of capitalized production costs	-	39,377
Stock issued for services	-	102,000
Changes in operating assets and liabilities:
Accounts receivable	(2,472)	29,619
Prepaid Royalties	411	887
Prepaid Expenses	792	2,291
Capitalized Production Costs	(107,639)	(137,286)
Accounts Payable	(5,619)	26,358
Accrued interest - third party	2,772	3,263
Accrued interest - related party	18,248	1,567
Accrued Expenses	63,025	18,069
Unearned royalties	(6,084)	(12,065)
Net cash used by operating activities	$(180,566)	$(146,003)

Cash flows from Investing activities:
Cash used for purchasing fixed assets	-	(4,500)
Net cash used by investing activities	$-	$(4,500)

Cash flows from financing activities:
Borrowings of debt - third party	71,500	50,000
Borrowings of debt - related party	77,770	100,000
Net cash provided (used) by financing activities	$149,270	$150,000

Net decrease in cash	(31,296)	(503)
Cash at the beginning of the period	32,744	26,588
Cash at the end of the period	$1,448	$26,085

Non-cash transactions
Conversion of debt to common shares - third party	$50,000	$-
Conversion of accrued interest to common shares - third party	$250	$-
Conversion of accrued interest to debt - related party	$5,429	$-
Beneficial conversion feature	$21,500	$-
Conversion of Asher Note	$-	$1,500
Stock issued for Marishco Technology	$-	$8,400

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)
For the Year Ended December 31, 2012 (Audited) and the Three Months Ended March 31, 2013 (Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Payable	In Capital	Deficit	Total

Balances as of December 31, 2011	39,038,720	$-	39,275,720	$39,276	$29,400	$1,037,469	$(1,222,184)	$(116,039)

Stock issued for Marishco Technology	-	$-	36,000	$36	$(12,600)	$12,564	$-	$-
Stock issued for Services	-	-	3,849,871	3,850	-	140,646	-	144,496
Stock issued for Conversion of Accounts Payable	-	-	230,375	230	-	11,288	-	11,518
Stock issued for Conversion of Related Party Debt	-	-	5,577,356	5,577	-	69,423	-	75,000
Stock issued for Conversion of Related Party Accrued Interest	-	-	5,103,000	5,103		-		5,103
Stock issued for Conversion of Third Party Debt	-	-	13,729,593	13,730	-	61,995	-	75,725
Stock issued for Conversion of Third Party Accrued Interest	-	-	2,500,000	2,500	-	1,445	-	3,945
Loss on Related Party Debt Modification	-	-	-	-	-	34,577	-	34,577

Net Loss	-	-	-	-	-	-	(1,019,787)	(1,019,787)

Balances as of December 31, 2012	39,038,720	$-	70,301,915	$70,302	$16,800	$1,369,407	$(2,241,971)	$(785,462)

Stock issued for Conversion of Third Party Debt	-	$-	7,371,984	$7,372	$-	$42,628	$-	$50,000
Stock issued for Conversion of Third Party Accrued Interest	-	-	50,505	50	-	200	-	250

Beneficial Conversion Feature	-	-	-	-	-	21,500	-	21,500

Loss on Debt Modification	-	-	-	-	-	64,608	-	64,608

Net loss	-	-	-	-	-	-	(316,697)	(316,697)

Balances as of March 31, 2013	39,038,720	$-	77,724,404	$77,724	$16,800	$1,498,343	$(2,558,668)	$(965,801)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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
March 31, 2013
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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at March 31, 2013 and December 31, 2012 were insured. At March 31, 2013 and December 31, 2012, there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of March 31, 2013 and December 31, 2012; the allowance for doubtful accounts was $5,600 and $9,934, respectively.

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
March 31, 2013
(Unaudited)

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

During the period ended March 31, 2013, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 24.91%, Wild Tangent – 20.77%, and Real Networks – 11.72%. During the period ended March 31, 2012, the Company’s primary distributors that represented 10% or more of its revenues were: Exent – 19.32%, Big Fish Games – 14.85% and Avanquest – 10.39% each respectively.

At March 31, 2013, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent – 26.79%, Wild Tangent – 22.00% and Big Fish Games – 15.89%. At March 31, 2012, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 31.97%, RealNetworks – 14.03%, Oberon – 13.09%, Big Fish Games – 11.53%, and Apple – 10.26%.

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
March 31, 2013
(Unaudited)

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

Stock-based compensation expense recognized in the Company’s statements of operations for the periods ended March 31, 2013, and 2012, were $0 and $0, respectively.

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
March 31, 2013
(Unaudited)

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
March 31, 2013
(Unaudited)

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

At March 31, 2013, and December 31, 2012, current and long-term capitalized software development costs on the balance sheet were $843,383 and $831,980, respectively.

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

As of March 31, 2013 and December 31, 2012, prepaid royalties (or prepaid licensing fees) were $6,840, and $7,252, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 3 —  GOING CONCERN

As shown in the accompanying financial statements for the periods ending March 31, 2013 and March 31, 2012, we have incurred net losses of $316,697 and $361,356, respectively. As of March 31, 2013 our deficit is $2,558,668. During the period ended March 31, 2013 and the year ended December 3l, 2012, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2013. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 4 —  CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	March 31, 2013	December 31, 2012

Capitalized Production Costs	2,081,266	2,042,257
Accumulated Production Costs Amortization	(1,237,883)	(1,141,649)
Impairment of Production Costs	-	(68,628)
Total Capitalized Production Costs, Net	$843,383	$831,980

Current	189,192	332,508
Long Term	654,191	499,472

We recognized amortization expense of $96,234 and $88,708 for the periods ended March 31, 2013 and 2012, respectively.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 5 — OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine. The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment. As of March 31, 2013, the Company has issued a total of 48,000 shares to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the periods ended March 31, 2013 and March 31, 2012 amortization expense was $5,800 and $5,800 respectively.

NOTE 6 — FIXED ASSETS

Fixed assets, Net, consists of the following at:

	March 31, 2013	December 31, 2012

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(7,433)	(6,928)
Total Fixed Assets, Net	$2,344	$2,849

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. All assets are currently depreciated over three years. For the periods ended March 31, 2013, and 2012, depreciation expense was $505 and $506, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 7 —  ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	March 31, 2013	December 31, 2012

Employee Reimbursements owed	1,507	-
Accrued Vacation	82,793	75,021
Accrued Salary	146,800	93,600
Total Accrued Compensation	$231,100	$168,621

NOTE 8 — ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copyrights.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	March 31, 2013	December 31, 2012

Accrued Royalties	389,411	388,323
Unearned Royalties	263,977	270,061
Total Accrued and Unearned Royalties	$653,388	$658,384

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
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

As of March 31, 2013 and December 31, 2012, the Company recognized a current liability of $17,940 and $17,787, respectively. During the three months ended March 31, 2013 and 2012, the Company recorded amortization of the debt discount of $153 and $500, respectively.

NOTE 10 — DEBT

Debt consists of the following at:

	March 31, 2013	December 31, 2012

Notes Payable-Related Party	$672,770	$595,000
Notes Payable-Convertible-Related Party	100,000	100,000
Notes Payable-Convertible-Third Party	76,929	-
Discounts on Convertible Notes Payable	(16,103)	-
Total Debt, Net of Discounts	833,596	745,000
Less: Current, Net of Discounts	833,596	745,000
Long Term, Net of Discounts	$-	$-

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.1375 below the market price on July 21, 2011 of $0.25 provided a value of $51,136. During the three months ended March 31, 2013 and 2012, $0 and $16,789, respectively, of the debt discount was amortized.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.11917 below the market price on September 16, 2011 of $0.30 provided a value of $40,000. During the three months ended March 31, 2013 and 2012, $0 and $13,094, respectively, of the debt discount was amortized. During November 2012, principal of $40,000 and accrued interest of $3,157 was paid in cash thus retiring the Second Asher Note.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

The Company evaluated the Lebrecht Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.10125 below the market price on November 17, 2011 of $0.135 provided a value of $4,408. During the three months ended March 31, 2013 and 2012, $0 and $1,093, respectively, of the debt discount was amortized. On December 20, 2012, 564,230 shares were issued, in accordance with the conversion terms, in order to convert $13,225 of principal and $1,445 of accrued interest into common shares, thus retiring the Lebrecht Note.

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

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0605 below the market price on December 6, 2011 of $0.14 provided a value of $45,000. During the three months ended March 31, 2013 and 2012, $0 and $14,783, respectively, of the debt discount was amortized. During November 2012, principal of $45,000 and accrued interest of $2,661 was paid in cash thus retiring the Third Asher Note.

The remaining cash paid towards the extinguishment of the First, Second and Third Asher notes was $34,577 which was recorded in the statement of operations as a loss on debt extinguishment during the fourth quarter of 2012.

On April 2, 2012, a convertible note loan from Robert Cowdell was secured for $50,000 in cash (the “First Hanover Note”). The promissory note is convertible into the Company’s common stock at a rate of $0.04 per share. The convertible promissory note bears interest at the rate of 12% per annum and matures 6 months from the date the purchase installment was received. The note was sold to Magna Group, LLC (“Hanover”) on January 29, 2013 by Robert Cowdell for approximately $50,000. In addition, the accrued interest of $5,429 on January 29, 2013, due to Robert Cowdell, was transferred to the new note issued to Robert Cowdell on February 4, 2013.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On January 29, 2013 an agreement was signed between Hanover and the Company concerning the $50,000 note purchased from Robert Cowdell. Company amended the note with Hanover to be a 12% Convertible Promissory Note in the original principal amount of $50,000. The First Hanover Note has a maturity date of January 29, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the lowest trading price for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the First Hanover Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The modification of the First Hanover Note closed on January 29, 2013, the date that the amendment was signed by the Company.

The agreement modified the debt to make it convertible into common stock of the Company at 55 percent times the lowest trading price of the five trading days preceding the conversion date. The Company compared the value of the debt modified of $50,000 before and after modification to calculate the loss on modification of $64,608. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $114,608 which after deducting the face value of the note of $50,000 resulted in the loss on modification of $64,608. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of Hanover. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

During the three months ended March 31, 2013, four conversions of the First Hanover Note, totaling 7,422,489 shares, occurred between prices of $0.00440 to $0.01287 per share, in order to convert $50,000 in principal and $250 in accrued interest all in accordance with the agreement. No gains or losses were recognized as a result of these conversions as they occurred within the terms of the agreement. As a result of these transactions, the principal was considered paid off during March 2013.

The Company evaluated the First Hanover Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. In addition, the Company evaluated this convertible note for a beneficial conversion feature noting that as the loss on debt modification of $64,608 was recognized, no further beneficial conversion feature was created during the issuance of this note.

On January 29, 2013, the Company entered into a Securities Purchase Agreement with Hanover pursuant to which the Company sold to Hanover a 12% Convertible Promissory Note in the original principal amount of $21,500 (the “Second Hanover Note”). The Second Hanover Note has a maturity date of September 29, 2013, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the lowest trading price for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Second Hanover Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Second Hanover Note closed on January 29, 2013, the date that the purchase price was delivered to the Company.

The Company evaluated the Second Hanover Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01287 below the market price on December 6, 2011 of $0.02950 provided a value of $21,500. During the three months ended March 31, 2013 and 2012, $5,397 and $0, respectively, of the debt discount was amortized. As of March 31, 2013, the remaining debt discount outstanding was $16,103. As of March 31, 2013, the accrued interest outstanding was $424.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On February 4, 2013, the accrued interest, noted in the First Hanover Note above, of $5,429 was transferred into a new convertible note to Robert Cowdell (the “Cowdell Note”) along with $50,000 in cash; totaling $55,429 in principal. The promissory note is convertible into the Company’s common stock at a rate of the closing market price on February 4, 2013 of $0.03 per share. The convertible promissory note bears interest at the rate of 12% per annum and matures on August 4, 2013. As of March 31, 2013, accrued interest was $1,440.

The Company evaluated the Cowdell Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. There was no beneficial conversion feature noted due to the fact that the conversion price and market price on the issuance date were equal.

In summary, the First, Second and Third Asher Notes, the Lebrecht Note, the First and Second Hanover Notes resulted in beneficial conversion feature amortization during the three months ended March 31, 2013 and 2012 of $5,397 and $45,759, respectively.

Total Accrued interest for the above third party convertible notes is $1,614 and $4,251 as of March 31, 2013 and December 31, 2012, respectively.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of March 31, 2013 and 2012, accrued interest was $10,833 and $8,333, respectively. On January 26, 2013, this note was amended for its maturity date which was updated to be January 26, 2014.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

Note Payable- Related Party
As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 20, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $14,501 and $13,024, respectively.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $725 and $600, respectively.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 11, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $1,580 and $1,205, respectively.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 25, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $1,902 and $1,398, respectively.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 24, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $3,083 and $2,083, respectively.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on August 13, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $4,422 and $2,672, respectively.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 12, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $3,584 and $1,959, respectively.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 11, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $2,357 and $1,107, respectively.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on November 1, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $5,417 and $2,167, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on November 13, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $2,875 and $1,000, respectively.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 10, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $2,307 and $432, respectively.

As of January 10, 2013, there is a note payable to the Holland Family Trust for $25,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 10, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $556 and $0, respectively.

As of January 29, 2013, there is a note payable to the Holland Family Trust for $17,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 29, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $285 and $0, respectively.

As of April 11, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 11, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $41 and $0, respectively.

For the periods ended March 31, 2013 and 2012, the Company recorded interest expense of $18,248 and $1,567, respectively related to the related party notes payable and related party convertible notes above.

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $26,571 and $7,574 for the period ended March 31, 2013, and 2012, respectively. However, the beneficial conversion feature amortization of $5,397 and $45,759 recorded during the period ended March 31, 2013 and 2012, respectively, were not recorded in interest expense; rather, they were recorded in depreciation and amortization expense.

NOTE 11 — STOCKHOLDERS’ EQUITY

Stock Issuance
The Company is authorized to issue up to 100,000,000 shares of its $.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock. The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment. The first installment was delivered effective September 16, 2011. As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date. The amount is recorded in common stock payable as of June 30, 2011. As of March 31, 2013 and December 31, 2012, stock payables were $16,800 and $16,800, respectively. The Company considered ASC 718-10-25-20 concluding that June 22, 2011 is the appropriate measurement date as the Company has received the goods, there is no significant disincentive to perform, and there is no future performance/service obligation on the part of the third party.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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
March 31, 2013
(Unaudited)

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

On January 29, 2013, in conjunction with the First Hanover Note, the updated agreement modified the debt to make it convertible into common stock of the Company at 55 percent times the lowest trading price of the five trading days preceding the conversion date. The Company compared the value of the debt modified of $50,000 before and after modification to calculate the loss on modification of $64,608. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $114,608 which after deducting the face value of the note of $50,000 resulted in the loss on modification of $64,608. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of Hanover. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

During the period ended March 31, 2013, four conversions of the First Hanover Note, totaling 7,422,489 shares, occurred between prices of $0.0044 to $0.01287 per share, in order to convert $50,000 (7,371,984 shares) in principal and $250 (50,505 shares) in accrued interest all in accordance with the Variable Conversion Price. As a result of these transactions, the note was considered paid off during March 2013. There was no accrued interest remaining after the conversions.

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
March 31, 2013
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

The Company granted 560,000 stock options during the year ended December 31, 2010. As of December 31, 2011, the stock options became fully vested and expensed accordingly. The Company did not grant any stock options for the three months ended March 31, 2013 or twelve months ended December 31, 2012. The weighted average assumptions used in the model are outlined in the following table:

December 31, 2010
Risk-free rate of interest	1.81%
Dividend yield	0%
Volatility of common stock	321.74%
Expected term	5.3125 years

Stock-based compensation expense recognized in our statement of operations for the period ended March 31, 2013 and 2012, was $0 and $0, respectively.

The Company did not grant any warrants during the period ended March 31, 2013 or the year ended December 31, 2012.

Exercising of Stock Warrants and Options
For the period ended March 31, 2013 and the year ended December 31, 2012, no shares of common stock were issued on the cashless exercise of warrants or options.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

A summary of the status of the warrants and options issued by the Company as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price

Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

Income tax expense consists of California minimum franchise taxes of $1,600, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027. The accumulated net operating loss as of March 31, 2013 is approximately $571,295. The net operating loss as of December 31, 2012 was approximately $427,295. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:
	March 31, 2013	December 31, 2012

Deferred Tax Asset	$194,240	$145,280
Valuation Allowances	(194,240)	(145,280)
Total:	-	-

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 13 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the period ended March 31, 2013 and March 31, 2012, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

Net loss per share for the period ending:

	March 31, 2013	March 31, 2012

Net Income/Loss	$(316,697)	$(361,356)

Weighted number of common shares outstanding – basic and fully diluted	72,413,732	41,449,822

Loss per share – basic and fully diluted	$(0.01)	$(0.01)

NOTE 14 — RELATED PARTY TRANSACTIONS

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan. The money was loaned to us at a rate of 10% interest compounded annually. The Company had a note payable balance of $50,000 for the periods ended March 31, 2013 and December 31, 2012. For the period ended March 31, 2013 and the period ended December 31, 2012, the Company recorded accrued interest of $14,501 and $13,024, respectively.

On August 2, 2010, the Company granted Craig Holland, its President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of Company common stock at an exercise price of $0.11 per share. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan. As of March 31, 2012, the stock options are fully expensed and included in stock based compensation of $16,003.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $725 and $600, respectively.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 11, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $1,580 and $1,205, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. As of March 31, 2013 and December 31, 2012, accrued interest was $1,902 and $1,398, respectively.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 24, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $3,083 and $2,083 respectively.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on August 13, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $4,422 and $2,672, respectively.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 12, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $3,584 and $1,959, respectively.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 11, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $2,357 and $1,107, respectively.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on November 1, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $5,417 and $2,167, respectively.

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $2,875 and $1,000, respectively.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 10, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $2,307 and $432, respectively.

As of January 10, 2013, there is a note payable to the Holland Family Trust for $25,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 10, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $556 and $0, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

As of January 29, 2013, there is a note payable to the Holland Family Trust for $17,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 29, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $283 and $0, respectively.

As of March 26, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 26, 2013. As of March 31, 2013 and December 31, 2012, accrued interest was $41 and $0, respectively.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of March 31, 2013 and December 31, 2012, accrued interest was $10,833 and $8,333, respectively. On January 26, 2013, this note was amended for its maturity date which was updated to be January 26, 2014.

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
March 31, 2013
(Unaudited)

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

	Carrying Value March 31, 2013	Fair Value Measurements at
		March 31, 2013
		Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable *	$100,000	$-	$-	$100,000
Convertible notes payable	$60,826	$-	$-	$60,826

	Carrying Value December 31, 2012	Fair Value Measurements at December 31, 2012
		Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, in default	$50,000	$-	$-	$50,000
Convertible notes payable *	$100,000	$-	$-	$100,000

* - Related Party

The Company believes that the market rate of interest as of March 31, 2013 and December 31, 2012 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at March 31, 2013 and December 31, 2012.

NOTE 16 — SUBSEQUENT EVENTS

On April 11, 2013, there was a note payable issued to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 11, 2013.

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

Summary Overview

We are a casual online games publisher that develops and markets games across the major digital distribution platforms including PC/Mac downloadable (Web), and mobile (including smartphones and tablets). We focus on casual games because of our belief that they appeal to a significant portion of the population.

During our most recent fiscal quarter ended March 31, 2013, we generated revenues of $51,660 from the sales our games compared to $103,280 for the quarter ended March 31, 2012.

During the quarter ended March 31, 2013, we launched or updated 2 titles including Victorian Mysteries®: The Yellow Room on iPad and iPhone, Grimm Reaper®: Hidden Tales on iPad. In 2013 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to certain third parties, for which we then have to pay royalties to the owner of the intellectual property. We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.

During the quarter ended March 31, 2013, we generated a net loss of ($316,697). The net loss was primarily attributable to our increase in general and administrative expenses, as described below.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Introduction

Our revenues for the three months ended March 31, 2013 were $51,660, compared to $103,280, for the three months ended March 31, 2012. For the three months ended March 31, 2013 we released or updated 2 games. We are continuing development on Party Animals. At this time we are working on a major update to Grimm Reaper, which unfortunately necessitated a temporary removal from the App Store. A new build with new content is in the works and should be coming soon.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, are as follows:

	3 Months Ended March 31, 2013	3 Months Ended March 31, 2012

Revenue	$51,660	$103,280

Costs and Expenses:
Cost of Sales – Product Development	102,037	94,445
Cost of Sales – Licensing	1,752	12,429
General & Administrative	231,560	296,510
Sales & Marketing	4,656	5,678
Amortization & Depreciation	5,902	46,264
Total Expense	$345,907	$455,326

Net Ordinary Income (Loss)	$(294,247)	$(352,046)

Net Income (Loss)	$(316,697)	$(361,356)

Our revenues for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, decreased due to the delay of games to be released. Anticipated revenue from Grimm Reaper and Party Animals projects was not realized in the 1st quarter, and this contributed to the decrease in revenue. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

Our operating expenses for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, decreased by $109,419, primarily due to decreases of, $64,950 in our general and administrative expenses, and $40,362 in depreciation and amortization. Our decreases in general and administrative expenses were primarily due to cost cutting measures affecting operating expenses, namely payroll. The decrease in the amortization and depreciation was due to stock grants, depreciating assets and the certain promissory notes we issued in 2012 versus 2013.

As a result of the above, our net loss decreased from $361,356 for the three months ended March 31, 2012 to $316,697 for the three months ended March 31, 2013. We attribute this decrease in our net loss to the decrease in our operating expenses outlined above.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2013 was approximately $1,448, and our monthly cash flow burn rate is approximately $55,000, which is decreased from prior periods due to staff reductions and the CEO and CFO deferring salaries. As a result, we have significant short-term cash needs. These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities. We intend to raise additional capital through the sale of our securities or borrowing from 3rd parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	(Unaudited) March 31, 2013	December 31, 2012	Change

Cash	$1,448	$32,744	$(31,296)
Total Current Assets	243,776	417,119	(173,343)
Total Assets	929,631	954,560	(24,929)
Total Current Liabilities	1,895,432	1,740,022	155,410
Total Liabilities	$1,895,432	$1,740,022	$155,410

Our current assets decreased by $173,343 as of March 31, 2013 as compared to December 31, 2012, primarily because of a decrease in capitalized production costs of $143,316, or 82.68%.

Our current liabilities increased by $155,410 as of March 31, 2013 as compared to December 31, 2012 primarily because of an increase in Accrued Compensation of $62,479, or 40%, and an increase in current note payable, net of $27,770, or 18% and an increase in accrued interest net of $15,341 or 10%.

Our total liabilities are stated as current as of March 31, 2013 as compared to December 31, 2012, and increased by $155,410 due to the increases in current liabilities described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We only had $1,448 in cash as of March 31, 2013. Therefore, based on our revenues, cash on hand and current monthly burn rate, around $55,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($180,566) for the three months ended March 31, 2013, as compared to ($146,003) for the three months ended March 31, 2012. For the three months ended March 31, 2013, the net cash used in operating activities consisted primarily of our net loss of ($316,697) and capitalized production costs of ($107,639) offset in part by loss on debt modification of $64,608, amortization of capitalized productions costs of $96,234 and accrued expenses of $63,025. For the three months ended March 31, 2012, the net cash used in operating activities consisted primarily of our net loss of ($361,356) and capitalized production costs of ($137,286), offset in part by amortization of capitalized production costs of $88,708, stock issued for services of $102,000, amortization of debt discount of $45,759, and a write-off of capitalized production costs of $39,377.

Investments

We had cash flows from investing activity of $0 for the three months ended March 31, 2013, compared to ($4,500) for the three months ended March 31, 2012 related to cash used for purchasing fixed assets.

Financing

Our net cash provided (used) by financing activities for the three months ended March 31, 2013 was $149,270, compared to $150,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, our financing activities consisted of borrowings of debt of $71,500 and borrowings of debt with a related party of $77,770. For the three months ended March 31, 2012, our financing activities consisted of borrowings of debt of $50,000 and borrowings of debt with a related party of $100,000.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2012.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We were required to provide written documentation of key internal controls over financial reporting beginning with our three-month period ending March 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Common Stock

During the period ended March 31, 2013, four conversions of stock were issued to Hanover Holdings (on the convertible note), totaling 7,422,489 shares, and occurred between prices of $0.0044 to $0.01287 per share, in order to convert $50,000 (7,371,984 shares) in principal and $250 (50,505 shares) in accrued interest all in accordance with the Variance Conversion Price. As a result of these transactions, the note was considered paid off during March 2013. There was no accrued interest remaining after the conversions.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Form S-1	August 16, 2010
3.1	Articles of Incorporation of Freeze Tag, Inc.
3.2	Articles of Amendment to Articles of Incorporation
3.3	Bylaws of Freeze Tag, Inc.
4.1	Freeze Tag, Inc. 2006 Stock Plan
10.1	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust
10.2	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009
10.3	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010
10.4	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010
10.5	Form of Conversion Agreement for October 2009 Conversions
10.6	Form of Option Conversion Agreement for October 2009 Conversions
10.7	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009
10.8	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009
10.9	Lock-Up Agreement dated November 10, 2009

Form S-1/A	October 25, 2010
10.10	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

Form 8-K	August 3, 2011
10.11	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011
10.12	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

Form 10-Q	August 15, 2011
10.13	Technology Transfer Agreement dated June 22, 2011

Form 8-K	September 21, 2011
10.14	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011
10.15	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

Form 8-K	December 23, 2011
10.16	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011
10.16	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

Form 8-K	March 8, 2012
10.17	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

Form 10-K	April 1, 2012
10.18	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011
10.19	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011
10.2	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011
10.21	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

This Form 10-Q
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: May 15, 2013		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer