Form 10-Q
period 2013-09-30
Freeze Tag, Inc.
filed 2013-11-14
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54267

FREEZE TAG, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4532392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18062 Irvine Blvd, Suite 103 Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (714) 210-3850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒  .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐     No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 5, 2013, there were 99,938,817 shares of common stock, $0.001 par value, issued and outstanding.

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

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

ITEM 1   Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$6,536	$32,744
Accounts Receivable, Net
(Net of Allowance of $5,600 and $9,934 as of September 30, 2013 and December 31, 2012, respectively)	19,278	40,812
Capitalized Production Costs, Net
(Net of amortization of 1,403,635 and $1,005,530 as of September 30, 2013 and December 31, 2012 respectively)	177,321	332,508
Prepaid Royalties	6,274	7,252
Prepaid Expenses	1,532	3,803
Total Current Assets	210,941	417,119

Fixed Assets, Net
(Net of depreciation of $8,444 and $6,928 as of September 30, 2013 and December 31, 2012, respectively)	1,333	2,849
Other Long-term Assets, Net
(Net of amortization of $52,200 and $34,780 as of September 30, 2013 and December 31, 2012 respectively)	17,720	35,120
Capitalized Production Costs, Net
(Net of amortization of $69,136 and $136,119 as of September 30, 2013 and December 31, 2012 respectively)	671,130	499,472
TOTAL ASSETS	$901,124	$954,560

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$107,381	$107,811
Accrued Compensation	379,126	168,621
Accrued Royalties	395,695	388,323
Accrued Interest - Third Party	4,480	4,521
Accrued Interest - Related Party	98,462	37,284
Accrued Expenses	24	614
Technology Payable	18,000	17,787
Unearned Royalties	242,097	270,061
Current Convertible Note Payable, Net, Currently In Default	55,429	-
(Net of debt discount of $0 and $0 as of September 30, 2013 and December 31, 2012, respectively)
Current Convertible Note Payable, In Default	-	50,000
Current Convertible Note Payable, Related Party	100,000	100,000
Current Note Payable - Related Party	824,270	595,000
Total Current Liabilities	2,224,964	1,740,022

Total Liabilities	2,224,964	1,740,022

Equity (Deficit)
Preferred Stock
$0.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common Stock
$0.001 par value per share, 100,000,000 shares authorized, 99,938,817 and 70,301,915 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	99,938	70,302
Additional Paid-In Capital	1,499,119	1,369,407
Common Stock Payable	16,800	16,800
Retained Deficit	(2,939,697)	(2,241,971)
Total Equity (Deficit)	(1,323,840)	(785,462)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$901,124	$954,560

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$29,862	$110,418	$129,118	$346,560

Costs and Expenses:
Cost of Sales - Product Development	75,023	113,412	279,896	315,498
Cost of Sales - Licensing	1,907	8,929	9,103	34,605
General & Administrative	88,951	118,239	372,045	589,347
Sales & Marketing	647	1,750	6,880	10,520
Amortization & Depreciation	8,557	12,970	23,016	91,743
Total Expense	175,085	255,300	690,940	1,041,713
Net Ordinary Income/Loss	(145,223)	(144,882)	(561,822)	(695,153)
Interest Income/(Expense), net	(24,636)	(12,751)	(70,020)	(34,975)
Loss on Debt Modification	-		(64,608)	-
Total Ordinary Income/Loss	(24,636)	(12,751)	(134,628)	(34,975)
Net Income/Loss before taxes	(169,859)	(157,633)	(696,450)	(730,128)
Income Tax Expense	-	-	1,276	1,235
Net Income/Loss	$(169,859)	$(157,633)	$(697,726)	$(731,363)

Weighted number of common shares outstanding-basic and fully diluted	80,188,138	52,220,371	78,437,367	46,705,045
Income/ (Loss) per share-basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net Loss	$(697,726)	$(731,363)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	1,516	1,516
Amortization expense	17,613	17,400
Loss on debt modification	64,608	-
Amortization of capitalized production costs	262,494	298,100
Amortization on debt discount	21,500	90,227
Write-off of capitalized production costs	-	39,437
Stock issued for services	-	144,495
Changes in operating assets and liabilities:
Accounts receivable	21,534	30,782
Prepaid Royalties	978	3,839
Prepaid Expenses	2,271	3,461
Capitalized Production Costs	(278,965)	(400,065)
Accounts Payable	(430)	20,033
Accrued interest - third party	7,128	11,302
Accrued interest - related party	61,178	19,815
Accrued Expenses	217,287	50,090
Unearned royalties	(27,964)	34,681
Net cash used by operating activities	$(326,978)	$(366,250)

Cash flows from Investing activities:
Cash used for purchasing fixed assets	-	-
Net cash used by investing activities	$-	$-

Cash flows from financing activities:
Borrowings of debt - third party	71,500	50,000
Borrowings of debt - related party	229,270	310,000
Net cash provided (used) by financing activities	$300,770	$360,000

Net decrease in cash	(26,208)	(6,250)
Cash at the beginning of the period	32,744	26,588
Cash at the end of the period	$6,536	$20,338

Non-cash transactions
Conversion of debt to common shares - third party	$71,500	$60,500
Conversion of accrued interest to common shares - third party	$1,740	$-
Conversion of accrued interest to debt - related party	$5,429	$-
Conversion of Accounts Payable	$-	$11,518
Beneficial conversion feature	$21,500	$-
Stock issued for Marishco Technology	$-	$12,600

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)
For the Year Ended December 31, 2012 (Audited) and the Nine Months Ended September 30, 2013 (Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balances as of December 31, 2011	39,038,720	$-	39,275,720	$39,276	$29,400	$1,037,469	$(1,222,184)	$(116,039)

Stock issued for Marishco Technology	-	$-	36,000	$36	$(12,600)	$12,564	$-	$-
Stock issued for Services	-	-	3,849,871	3,850	-	140,646	-	144,496
Stock issued for Conversion of Accounts Payable	-	-	230,375	230	-	11,288	-	11,518
Stock issued for Conversion of Related Party Debt	-	-	5,577,356	5,577	-	69,423	-	75,000
Stock issued for Conversion of Related Party Accrued Interest	-	-	5,103,000	5,103	-	-	-	5,103
Stock issued for Conversion of Third Party Debt	-	-	13,729,593	13,730	-	61,995	-	75,725
Stock issued for Conversion of Third Party Accrued Interest	-	-	2,500,000	2,500	-	1,445	-	3,945
Loss on Related Party Debt Modification	-	-	-	-	-	34,577	-	34,577

Net Loss	-	-	-	-	-	-	(1,019,787)	(1,019,787)

Balances as of December 31, 2012	39,038,720	$-	70,301,915	$70,302	$16,800	$1,369,407	$(2,241,971)	$(785,462)

Stock issued for Conversion of Third Party Debt	-	$-	27,605,014	$27,605	$-	$43,895	$-	$71,500
Stock issued for Conversion of Third Party Accrued Interest	-	-	2,031,888	2,031	-	(291)	-	1,740
Beneficial Conversion Feature	-	-	-	-	-	21,500	-	21,500
Loss on Debt Modification	-	-	-	-	-	64,608	-	64,608

Net loss	-	-	-	-	-	-	(697,726)	(697,726)

Balances as of September 30, 2013	39,038,720	$-	99,938,817	$99,938	$16,800	$1,499,119	$(2,939,697)	$(1,323,840)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
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
September 30, 2013
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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at September 30, 2013 and December 31, 2012 were insured. At September 30, 2013 and December 31, 2012, there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of September 30, 2013 and December 31, 2012; the allowance for doubtful accounts was $5,600 and $9,934, respectively.

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
September 30, 2013
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

During the period ended September 30, 2013, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 22.9%, RealNetworks – 14.98% and Amazon – 12.3%. During the period ended September 30, 2012, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 38%, Apple – 13% and Wild Tangent – 10%.

At September 30, 2013, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent – 54.39%, Big Fish Games – 16.61% and Denda– 10.88%.  At December 31, 2012, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Big Fish Games – 20.62% and Exent  - 30.01%.

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
September 30, 2013
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

Stock-based compensation expense recognized in the Company’s statements of operations for the periods ended September 30, 2013, and 2012, were $0 and $144,495, respectively.

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
September 30, 2013
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
September 30, 2013
(Unaudited)

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

At September 30, 2013, and December 31, 2012, current and long-term capitalized software development costs on the balance sheet were $848,451 and $831,980, respectively.

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

As of September 30, 2013 and December 31, 2012, prepaid royalties (or prepaid licensing fees) were $6,274, and $7,252, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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
September 30, 2013
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

NOTE 3 — GOING CONCERN

As shown in the accompanying financial statements for the periods ending September 30, 2013 and September 30, 2012, we have incurred net losses of $697,726 and $731,363, respectively. As of September 30, 2013 our deficit is $2,939,697. During the period ended September 30, 2013 and the year ended December 3l, 2012, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for the PC and other popular gaming platforms that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 4 — CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	September 30, 2013	December 31, 2012

Capitalized Production Costs	2,321,222	2,042,257
Accumulated Production Costs Amortization	(1,472,771)	(1,141,649)
Impairment of Production Costs	-	(68,628)
Total Capitalized Production Costs, Net	$848,451	$831,980

Current	177,321	332,508
Long Term	671,130	499,472

We recognized amortization expense of $262,494 and $298,100 for the periods ended September 30, 2013 and 2012, respectively.

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

NOTE 5 — OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine.  The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment.  As of September 30, 2013, the Company has issued a total of 48,000 shares to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the periods ended September 30, 2013 and September 30, 2012 amortization expense was $17,400 and $17,400 respectively.

NOTE 6 — FIXED ASSETS

Fixed assets, Net, consists of the following at:

	September 30, 2013	December 31, 2012

Computer Equipment	5,347	5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(8,444)	(6,928)
Total Fixed Assets, Net	$1,333	$2,849

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.  All assets are currently depreciated over three years.  For the periods ended September 30, 2013, and 2012, depreciation expense was $1,516 and $1,516, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 7 — ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	September 30, 2013	December 31, 2012

Employee Reimbursements owed	-	-
Accrued Vacation	72,726	75,021
Accrued Salary	306,400	93,600
Total Accrued Compensation	$379,126	$168,621

NOTE 8 — ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copyrights.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	September 30, 2013	December 31, 2012

Accrued Royalties	395,695	388,323
Unearned Royalties	242,097	270,061
Total Accrued and Unearned Royalties	$637,792	$658,384

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Leases
We recently moved office locations to 18062 Irvine Blvd, Suite 103, Tustin, California, and entered into a three month lease.  At the end of the three months (November 2013), the lease will go month-to-month with either party having the option to terminate with 30 days notice.  The Company or Company employees or contractors own all of the computer and office equipment that is used in the course of business.  We do not have any lease agreements for any office equipment.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

As of September 30, 2013 and December 31, 2012, the Company recognized a current liability of $18,000 and $17,787, respectively.  During the nine months ended September 30, 2013 and 2012, the Company recorded amortization of the technology debt discount of $213 and $1,245, respectively.

NOTE 10 — DEBT

Debt consists of the following at:

	September 30, 2013	December 31, 2012

Notes Payable-Related Party	$824,270	$595,000
Notes Payable-Convertible-Related Party	100,000	100,000
Notes Payable-Convertible-Third Party, In	55,429	-
Total Debt, Net of Discounts	979,699	745,000
Less: Current, Net of Discounts	979,699	745,000
Long Term, Net of Discounts	$-	$-

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.1375 below the market price on July 21, 2011 of $0.25 provided a value of $51,136. During the nine months ended September 30, 2013 and 2012, $0 and $21,261, respectively, of the debt discount was amortized.

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
September 30, 2013
(Unaudited)

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.11917 below the market price on September 16, 2011 of $0.30 provided a value of $40,000. During the nine months ended September 30, 2013 and 2012, $0 and $24,748, respectively, of the debt discount was amortized. During November 2012, principal of $40,000 and accrued interest of $3,157 was paid in cash thus retiring the Second Asher Note.

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

The Company evaluated the Lebrecht Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.10125 below the market price on November 17, 2011 of $0.135 provided a value of $4,408. During the nine months ended September 30, 2013 and 2012, $0 and $3,279, respectively, of the debt discount was amortized. On December 20, 2012, 564,230 shares were issued, in accordance with the conversion terms, in order to convert $13,225 of principal and $1,445 of accrued interest into common shares, thus retiring the Lebrecht Note.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
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

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0605 below the market price on December 6, 2011 of $0.14 provided a value of $45,000. During the nine months ended September 30, 2013 and 2012, $0 and $40,939, respectively, of the debt discount was amortized. During November 2012, principal of $45,000 and accrued interest of $2,661 was paid in cash thus retiring the Third Asher Note.

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
September 30, 2013
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

During the three months ended September 30, 2013, four conversions of the Second Hanover Note, totaling 22,214,413 shares, occurred between prices of $0.0008 to $0.0014 per share, in order to convert $21,500 in principal and $1,490 in accrued interest all in accordance with the agreement. No gains or losses were recognized as a result of these conversions as they occurred within the terms of the agreement. As a result of these transactions, the principal was considered paid off during September 2013.

The Company evaluated the Second Hanover Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01287 below the market price on December 6, 2011 of $0.02950 provided a value of $21,500. During the nine months ended September 30, 2013, $21,500 and $0, respectively, of the debt discount was amortized. As of September 30, 2013, the remaining debt discount outstanding was $0.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

On February 4, 2013, the accrued interest, noted in the First Hanover Note above, of $5,429 was transferred into a new convertible note to Robert Cowdell (the “Cowdell Note”) along with $50,000 in cash; totaling $55,429 in principal. The promissory note is convertible into the Company’s common stock at a rate of the closing market price on February 4, 2013 of $0.03 per share. The convertible promissory note bears interest at the rate of 12% per annum and matures on August 4, 2013. As of September 30, 2013, accrued interest was $4,480. This note is currently in default.

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

In summary, the First, Second and Third Asher Notes, the Lebrecht Note, the First and Second Hanover Notes and the Cowdell Note resulted in beneficial conversion feature amortization during the nine months ended September 30, 2013 and 2012 of $21,500 and $90,227, respectively.

Total Accrued interest for the above third party convertible notes is $4,480 and $4,521 as of September 30, 2013 and December 31, 2012, respectively.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of September 30, 2013 and 2012, accrued interest was $15,833 and $8,333, respectively. On January 26, 2013, this note was amended for its maturity date, which was updated to be January 26, 2014.

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

Note Payable- Related Party
As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 1, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $17,501 and $13,024, respectively.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $975 and $600, respectively.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $2,390 and $1,205, respectively.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 25, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $2,904 and $1,398, respectively.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on December 21, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $5,083 and $2,083, respectively.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 13, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $7,922 and $2,672, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 12, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $6,789 and $1,959, respectively.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $4,857 and $1,107, respectively.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $11,916 and $2,167, respectively.

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $6,625 and $1,000, respectively.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on December 10, 2013. As of September 30, 2013 and December 31, 2012, accrued interest was $6,057 and $432, respectively.

As of January 10, 2013, there is a note payable to the Holland Family Trust for $25,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 10, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $1,806 and $0, respectively.

As of January 29, 2013, there is a note payable to the Holland Family Trust for $17,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 29, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $1,133 and $0, respectively.

As of March 26, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 26, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $1,500 and $0, respectively.

As of April 11, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $1,375 and $0, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

As of May 24, 2013, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on November 24, 2013. As of September 30, 2013 and December 31, 2012, accrued interest was $1,333 and $0, respectively.

As of June 27, 2013, there is a note payable to the Holland Family Trust for $20,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on December 27, 2013. As of September 30, 2013 and December 31, 2012, accrued interest was $500 and $0, respectively.

As of July 11, 2013, there is a note payable to the Holland Family Trust for $5,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January, 11, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $63 and $0, respectively.

As of July 26, 2013, there is a note payable to the Holland Family Trust for $20,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 26, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $333 and $0, respectively.

As of August 14, 2013, there is a note payable to the Holland Family Trust for $10,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 14, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $125 and $0, respectively.

As of August 27, 2013, there is a note payable to the Holland Family Trust for $10,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 27, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $83 and $0, respectively.

As of September 4, 2013, there is a note payable to the Holland Family Trust for $5,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 4, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $42 and $0, respectively.

For the 9 month periods ended September 30, 2013 and 2012, the Company recorded interest expense of $70,020 and $34,975, respectively related to the related party notes payable and third party and related party convertible notes above.

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $91,520 and $125,202 for the 9 month period ended September 30, 2013, and 2012, respectively. However, the beneficial conversion feature amortization of $21,500 and $90,227 recorded during the 9 month period ended September 30, 2013 and 2012, respectively, were not recorded in interest expense; rather, they were recorded in depreciation and amortization expense.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 11 — STOCKHOLDERS’ EQUITY

Stock Issuance
The Company is authorized to issue up to 100,000,000 shares of its $.001 par value common stock, and up to 10,000,000 shares of its $0.001 par value preferred stock.

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock. The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment. The first installment was delivered effective September 16, 2011. As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date. The amount is recorded in common stock payable as of June 30, 2011. As of September 30, 2013 and December 31, 2012, stock payables were $16,800 and $16,800, respectively. The Company considered ASC 718-10-25-20 concluding that June 22, 2011 is the appropriate measurement date as the Company has received the goods, there is no significant disincentive to perform, and there is no future performance/service obligation on the part of the third party.

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
September 30, 2013
(Unaudited)

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

During the period ended September 30, 2013, four conversions of the Second Hanover Note, totaling 22,214,413 shares, occurred between prices of $0.0008 to $0.0014 per share, in order to convert $21,500 (20,233,030 shares) in principal and $1,490 (1,981,383 shares) in accrued interest all in accordance with the Variable Conversion Price. As a result of these transactions, the note was considered paid off during September 2013. There was no accrued interest remaining after the conversions.

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
September 30, 2013
(Unaudited)

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

Stock-based compensation expense recognized in our statement of operations for the period ended September 30, 2013 and 2012, was $0 and $144,495, respectively.

The Company did not grant any warrants during the period ended September 30, 2013 or the year ended December 31, 2012.

Exercising of Stock Warrants and Options
For the period ended September 30, 2013 and the year ended December 31, 2012, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Income tax expense consists of California minimum franchise taxes of $1,600, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027. The accumulated net operating loss as of September 30, 2013 is approximately $757,290. The net operating loss as of December 31, 2012 was approximately $427,295. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:

	September 30, 2013	December 31, 2012

Deferred Tax Asset	$257,479	$145,280
Valuation Allowances	(257,479)	(145,280)
Total:	-	-

NOTE 13 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the period ended September 30, 2013 and September 30, 2012, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

Net loss per share for the period ending:

	September 30, 2013	September 30, 2012
Net Income/Loss	$(697,726)	$(731,363)

Weighted number of common shares outstanding – basic and fully diluted	78,437,367	46,705,045

Loss per share – basic and fully diluted	$(0.01)	$(0.02)

NOTE 14 — RELATED PARTY TRANSACTIONS

As of July 1, 2010, there are notes payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the company to secure the Sunwest Bank loan. The money was loaned to us at a rate of 10% interest compounded annually. The Company had a note payable balance of $50,000 for the periods ended September 30, 2013 and December 31, 2012. For the period ended September 30, 2013 and the period ended December 31, 2012, the Company recorded accrued interest of $17,501 and $13,024, respectively.

On August 2, 2010, the Company granted Craig Holland, its President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of Company common stock at an exercise price of $0.11 per share. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan. As of September 30, 2013, the stock options are fully expensed and included in stock based compensation of $16,003.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $975 and $600, respectively.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $2,390 and $1,205, respectively.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. As of September 30, 2013 and December 31, 2012, accrued interest was $2,904 and $1,398, respectively.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on December 21, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $5,083 and $2,083 respectively.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 13, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $7,922 and $2,672, respectively.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 12, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $6,789 and $1,959, respectively.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $4,857 and $1,107, respectively.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $11,916 and $2,167, respectively.

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $6,625 and $1,000, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on December 10, 2013. As of September 30, 2013 and December 31, 2012, accrued interest was $6,057 and $432, respectively.

As of January 10, 2013, there is a note payable to the Holland Family Trust for $25,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 10, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $1,806 and $0, respectively.

As of January 29, 2013, there is a note payable to the Holland Family Trust for $17,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 29, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $1,133 and $0, respectively.

As of March 26, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 26, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $1,500 and $0, respectively.

As of April 11, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $1,375 and $0, respectively.

As of May 24, 2013, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on November 24, 2013. As of September 30, 2013 and December 31, 2012, accrued interest was $1,333 and $0, respectively.

As of June 27, 2013, there is a note payable to the Holland Family Trust for $20,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on December 27, 2013. As of September 30, 2013 and December 31, 2012, accrued interest was $500 and $0, respectively.

As of July 11, 2013, there is a note payable to the Holland Family Trust for $5,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January, 11, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $63 and $0, respectively.

As of July 26, 2013, there is a note payable to the Holland Family Trust for $20,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 26, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $333 and $0, respectively.

As of August 14, 2013, there is a note payable to the Holland Family Trust for $10,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 14, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $125 and $0, respectively.

As of August 27, 2013, there is a note payable to the Holland Family Trust for $10,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 27, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $83 and $0, respectively.

As of September 4, 2013, there is a note payable to the Holland Family Trust for $5,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 4, 2014. As of September 30, 2013 and December 31, 2012, accrued interest was $42 and $0, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of September 30, 2013 and December 31, 2012, accrued interest was $15,833 and $8,333, respectively. On January 26, 2013, this note was amended for its maturity date which was updated to be January 26, 2014.

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
September 30, 2013
(Unaudited)

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at
		September 30, 2013
	Carrying Value
	September 30, 2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable *	$100,000	$-	$-	$100,000
Convertible notes payable, currently in default	$55,429	$-	$-	$55,429

		Fair Value Measurements at
		December 31, 2012
	Carrying Value
	December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, in default	$50,000	$-	$-	$50,000
Convertible notes payable *	$100,000	$-	$-	$100,000

* - Related Party

The Company believes that the market rate of interest as of September 30, 2013 and December 31, 2012 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at September 30, 2013 and December 31, 2012.

NOTE 16 — SUBSEQUENT EVENTS

As of October 11, 2013, there is a note payable to the Holland Family Trust for $15,000 for money that was loaned to the Company.  The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014.

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

During our most recent fiscal quarter ended September 30, 2013, we generated revenues of $29,862 from the sales our games compared to $110,418 for the quarter ended September 30, 2012.

During the quarter ended September 30, 2013, we did not launch any additional titles, as we continued development on Party Animals®: Dance Battle. In 2013 and going forward we plan to continue the trend we started in 2009 of developing games based on intellectual property we own or purchase from third parties, rather than license intellectual property that belongs to certain third parties, for which we then have to pay royalties to the owner of the intellectual property. We believe this will further enable us to decrease the costs associated with developing and publishing games and increase our gross margins over time.

During the quarter ended September 30, 2013, we generated a net loss of ($169,859).  The net loss was primarily attributable to our decrease in revenues, as described below.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Introduction

Our revenues for the three months ended September 30, 2013 were $29,862, compared to $110,418, for the three months ended September 30, 2012. For the three months ended September 30, 2013 we did not release or update any games. By mutual agreement between Freeze Tag and GREE, our contract was discontinued, and we will be publishing and marketing the Party Animals®: Dance Battle game under the Freeze Tag name. We are unable to comment on behalf of GREE, but we will comment that their strategy changed, and we were provided an opportunity to either keep the contract in place or move forward on our own, and we choose to move forward on our own.

As of the date of this report, we have begun to “beta test” Party Animals®: Dance Battle on the iOS platform in a few select markets outside of the United States. We are hopeful that the results of this “beta test” will equal our internal testing results and that the game will perform well. The purpose of this “beta testing” is to assess the viability of the game in its current state with thousands of users, and using specialized analytics, we are able to then make changes and improvements to the game so that it better resonates with consumers. Once we get an understanding of how well the game performs, and we understand what players do/don’t like about the game, we can then make changes and re-launch the game to a broader market. Sometimes this re-launch may be to a limited group for another beta test, or we may choose to launch the game worldwide for a full release. This process can take many weeks, even months, to make sure that the game resonates with our audience, and that consumers are willing to spend money to purchase items in the game.

While we are optimistic that the game will perform well, because we have short term cash flow needs, we may end up in a position where we no longer have the cash to operate the company, and we may soon have exhausted all available means of raising additional cash, and may be forced to take drastic measures with the company, including, but not limited to, selling the assets of the company, or even closing down company operations.

We have put further development on Grimm Reaper® on hold until our cash position allows us to begin development on it again.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, are as follows:

	3 Months Ended September 30, 2013	3 Months Ended September 30, 2012

Revenue	$29,862	$110,418

Costs and Expenses:
Cost of Sales – Product Development	75,023	113,412
Cost of Sales – Licensing	1,907	8,929
General & Administrative	88,951	118,239
Sales & Marketing	647	1,750
Amortization & Depreciation	8,557	12,970
Total Expense	$175,085	$255,300

Net Ordinary Income (Loss)	$(145,223)	$(144,882)
Interest Expense	(24,636)	(12,751)
Net Income (Loss)	$(169,859)	$(157,633)

Our revenues for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, decreased due to the delay of games to be released. Anticipated revenue from Grimm Reaper and Party Animals projects was not realized in the quarter, and this contributed to the decrease in revenue. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

Our operating expenses for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, decreased by $80,215, primarily due to decreases of $29,148 in our general and administrative expenses, and $38,389 in Cost of Sales – Product Development. Our decreases in general and administrative expenses were primarily due to cost cutting measures affecting operating expenses, namely payroll. The decrease in the Cost of Sales – Product Development was due to a decrease in the number of games in development in 2013 versus 2012.

As a result of the above, our net loss increased only slightly from $157,633 for the three months ended September 30, 2012 to $169,859 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2013 was approximately $6,536, and our monthly cash flow burn rate is approximately $20,000, which is decreased from prior periods due to staff reductions and the CEO and CFO deferring salaries. As a result, we have significant short-term cash needs. These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities, and loans. We intend to raise additional capital through the sale of our securities or borrowing from 3rd parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. We may soon have exhausted all available means of raising additional cash, and may be forced to take drastic measures with the company, including, but not limited to, selling the assets of the company, or even closing down company operations.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2013 and December 31, 2012, respectively, are as follows:

	(Unaudited) September 30, 2013	December 31, 2012	Change

Cash	$6,536	$32,744	$(21,005)
Total Current Assets	210,941	417,119	(206,178)
Total Assets	901,124	954,560	(53,436)
Total Current Liabilities	2,224,964	1,740,022	484,942
Total Liabilities	$2,224,464	$1,740,022	$484,942

Our current assets decreased by $206,178 as of September 30, 2013 as compared to December 31, 2012, primarily because of a decrease in Capitalized Production Costs of $155,187 or 47% and a decrease in Accounts Receivable of $21,534 or 53%.

Our current liabilities increased by $484,942 as of September 30, 2013 as compared to December 31, 2012 primarily because of an increase in Accrued Compensation of $210,505, or 125%, and an increase in accrued interest of $61,137, or 146%, and an increase in current note payable of $229,270, or 39%.

Our total liabilities are stated as current as of September 30, 2013 as compared to December 31, 2012, and increased by $484,942 due to the increases in current liabilities described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We only had $6,536 in cash as of September 30, 2013. Therefore, based on our revenues, cash on hand and current monthly burn rate, around $20,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($326,978) for the nine months ended September 30, 2013, as compared to ($366,250) for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the net cash used in operating activities consisted primarily of our net loss of ($697,726) and capitalized production costs of ($278,965) offset in part by amortization of capitalized productions costs of $262,494 and accrued expenses of $217,287. For the nine months ended September 30, 2012, the net cash used in operating activities consisted primarily of our net loss of ($731,363) and capitalized production costs of ($400,065), offset in part by amortization of capitalized production costs of $298,100, stock issued for services of $144,495, and amortization of debt discount of $90,227.

Investments

We had cash flows from investing activity of $0 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012.

Financing

Our net cash provided (used) by financing activities for the nine months ended September 30, 2013 was $300,770, compared to $366,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our financing activities consisted of borrowings of debt with a related party of $229,270 and borrowings of debt from third parties of $71,500. For the nine months ended September 30, 2012, our financing activities consisted of borrowings of debt with a related party of $310,000 and borrowings of debt from third parties of $50,000.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2012.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We were required to provide written documentation of key internal controls over financial reporting beginning with our three-month period ending September 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Common Stock

During the period ended September 30, 2013, no additional stock was issued.

ITEM 3          Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4          Mine Safety Disclosures

ITEM 5          Other Information

 Not applicable.

ITEM 6          Exhibits

Form S-1	August 16, 2010
3.1	Articles of Incorporation of Freeze Tag, Inc.
3.2	Articles of Amendment to Articles of Incorporation
3.3	Bylaws of Freeze Tag, Inc.
4.1	Freeze Tag, Inc. 2006 Stock Plan
10.1	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust
10.2	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009
10.3	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010
10.4	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010
10.5	Form of Conversion Agreement for October 2009 Conversions
10.6	Form of Option Conversion Agreement for October 2009 Conversions
10.7	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009
10.8	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009
10.9	Lock-Up Agreement dated November 10, 2009

Form S-1/A	October 25, 2010
10.10	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

Form 8-K	August 3, 2011
10.11	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011
10.12	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

Form 10-Q	August 15, 2011
10.13	Technology Transfer Agreement dated June 22, 2011

Form 8-K	September 21, 2011
10.14	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011
10.15	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

Form 8-K	December 23, 2011
10.16	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011
10.16	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

Form 8-K	March 8, 2012
10.17	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

Form 10-K	April 1, 2012
10.18	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011
10.19	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011
10.20	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011
10.21	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

This Form 10-Q
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Freeze Tag, Inc.

Dated: November 14, 2013		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer