Form 10-K
period 2013-12-31
Freeze Tag, Inc.
filed 2014-03-31
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54267

FREEZE TAG, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4532392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18062 Irvine Blvd., Suite 103 Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (714) 210-3850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 28, 2013: $310,077 as based on the closing price of $0.0075 on June 28, 2013 of our common stock. The voting stock held by non-affiliates on that date consisted of 41,343,648 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2014, there were 99,938,817 shares of common stock, par value $0.001, issued and outstanding.

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

Business Overview

Freeze Tag, Inc. is a creator of mobile social games that are fun and engaging for all ages. Based on a free-to-play business model that has propelled games built and marketed by some of our competitors to worldwide success, we employ state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy our games for free, or they can purchase virtual items and additional features within the game to increase the fun factor. Our games encourage players to compete and engage with their friends on major social networks such as Facebook and Twitter. Founded by gaming industry veterans, Freeze Tag has launched several successful mobile games including the number one hit series Victorian Mysteries® and Unsolved Mystery Club®, as well as digital entertainment like Etch A Sketch®. Freeze Tag games have been downloaded millions of times on the Apple, Amazon and Google app stores.

Our mission is to design, develop and deliver innovative digital entertainment that surprises and delights. Our products bring families together by providing fun to kids of all ages. We also strive to create a workplace environment where creativity and fun can thrive in a demanding industry.

Business Strategy

In recent years, we have shifted our business strategy to focus our efforts on creating free-to-play social games for the mobile market. We’ve made this change because we believe that games that are social and mobile will provide the greatest revenue opportunities now and in the foreseeable future. This change in direction has not been an easy one as we’ve had to deploy resources differently, learn new techniques, and experiment with new game designs and marketing processes. Our financial statements reflect the investment in this new direction in expenses and losses, but we have yet to realize the fruits of our labors on the revenue side of the equation. However, we do believe this strategy will reap the highest returns for the company and its shareholders going forward.

Free-to-play Business Model

The free-to-play business model for games was pioneered on the PC platform and has exploded globally on the mobile platform. The free-to-play model allows users to download and play an enjoyable, but limited portion of a game for free. If the user wants to access premium features or special virtual items to increase the fun factor, then the user is required to pay, usually $0.99 per feature or item or $0.99 for a bundle of virtual items. For example, if a player has run out of “lives” or “moves” in a game, the player is given two options: 1) Wait for the lives to re-charge which involves waiting but no expense of money or virtual currency; 2) Spend money or virtual currency to buy additional “lives” and keep playing immediately.

In a just a few years, the free-to-play business model has proven to be a very successful model for mobile games. The revenue potential of a game largely depends on the addictiveness of the game and the game creator’s proprietary techniques for encouraging the player to make a purchase decision – without overly offending the player. The potential for rapidly spreading the game through social networks and small in-game purchases adds up to a very sizeable business opportunity. One of the top grossing games in 2013 owned and marketed by one of our competitors is called Candy Crush Saga, a seemingly simple game where a user combines 3 or more color candies on a puzzle board to get points. According to Think Gaming, a service that analyzes and consults to mobile “freemium” game makers, publishers and investors, estimates that King Digital, the competitor who developed and markets Candy Crush Saga, in 2013, that game grossed over $771,000 per day, or over $280 million per year, with a life-time user revenue of merely $3.00 from in-game purchases.

Candy Crush Saga Estimated Revenue
(Source: ThinkGaming.com)

While the success of Candy Crush Saga illustrates the potential market of so called “free-to-play” games, we have no relationship with King Digital or any of its games, and cannot expect and cannot predict that any of our launched games or games in development can have anywhere close to the success of games of our competitors. We have historically been unable to break even, much less ever enjoyed success of a game that generates multi-millions of dollars in revenues. Nevertheless, our business model is to attempt to develop and launch successful games. However, there is no expectation or assurance that we ever can do so.

Freeze Tag mobile games are based on the free-to-play model. In addition, we believe that games are more fun with friends, so we connect our players with major social networks such as Facebook and Twitter to enhance the games’ addictiveness, enjoyment and world-of-mouth referrals. In executing our business model, we employ a proprietary game engine and real-time data analytics to dynamically optimize the gaming experience for revenue generation.

Explosive Growth for Mobile Games

According to a 2013 report from Newzoo, the mobile games market generated $12.3 billion, or 17.4% of all global game revenues. By 2016, mobile games are forecast to account for 27.8% of global game revenues, or $23.9 billion, translating into a compound annual growth rate (CAGR) of 27.3%. This is almost four times higher than the game industry as a whole, or 6.7%, which includes traditional blockbuster titles such as Grand Theft Auto, Call of Duty and Super Mario.

According to Newzoo, there are 5 key reasons why the mobile game segment has and will continue to experience impressive growth.

Two Screens – As it turns out, consumers view smartphones and tablets as having their own right of existence. They play games on both devices, which increases their play time and fuels the mobile games segment simultaneously on more than one screen.

Accessibility – Gaming on mobile screens is pushing time spent on games up dramatically as consumers can play at anytime and anywhere.

Global reach – As smartphones and tablets penetrate every corner of the world, developers can launch titles into any country they choose. Countries that were previously hard to penetrate are now appearing on the opportunity radar.

Free-to-play – It is the dominant business model for mobile taking over 90% of global revenues.

Hardware innovation – Driven by fierce competition, the pace of innovation on smartphones and tablets goes unmatched. This continuously provides developers with new opportunities as consumer’s interest in purchasing new devices fuels their consumption of new applications, and gaming is the number one category of applications new device owners download.

A Truly Global Market

With the ability to play games anytime and anywhere on powerful smartphones and tablets running primarily Apple iOS or Google Android, the mobile game market is truly a scalable global business opportunity.

These 2013 market statistics from Newzoo describe a very exciting and growing global mobile game market:

•	Of the 1.2 billion gamers worldwide, 966 million, or 78%, already play mobile games.
•	368 million consumers worldwide, or 38% of all mobile gamers, spend a monthly average of $2.78 on or in mobile games. By 2016, these figures will amount to, respectively, 50% and $3.07.
•	With 48% of the global revenue, the Asia-Pacific region is by far the biggest market for mobile games.
•	Western & Eastern Europe will grow fastest with compound annual growth rates (CAGR) of over 33%.
•
Average monthly spend per paying mobile gamer is highest in Western Europe with $4.40. In comparison, in North America this figure stands at $3.87, with however the highest share of payers amongst players worldwide (45%).

Mobile Games Market to Double in Size
(Source: http://www.newzoo.com/insights/infographic-mobile-games-market-to-double-in-size-until-2016-and-reach-23-9bn/)

The Female Player

The explosive growth of the mobile games market can be partly attributed to a relative increase in the number of female players. Gaming is historically a male dominated market with action-based games. But the modern female with disposable income, a smartphone and time on her hands has changed everything. This market development has opened the door wide for a previously niche category of games referred to as “casual” games. Candy Crush Saga is an example of a casual game, and clearly, this is no longer a niche category.

The Freeze Tag Strategy

In targeting the global market for mobile games, we are highly focused on developing mobile social games that are casual, fun and engaging for all ages and gender. The free-to-play business model combined with our proprietary rapid game development engine allows us to systematically launch, optimize and monetize our games. We design our games to be never ending entertainment that our users will enjoy playing and be willing to pay us $0.99 from time-to-time for special features and virtual items to keep having fun. We believe that the free-to-play model should not be run as a sprint but rather as a marathon. Over the span of several months, or even years, each game is continuously subject to this optimization process to increase user enjoyment and financial return to the company.

Distribution and Marketing

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store and Amazon’s App store. In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Mac App Store and PC Download portals such as Big Fish Games and Gamehouse.

The fragmentation in the Android platform continues to drive porting costs to new levels. Porting costs relate to expenses incurred in changing our games so that they can operate on other hardware and software platforms.. For this reason, we usually launch our new titles on the iOS platform first to save the trouble and expense of porting over and over again on multiple devices. Once a game is tuned properly on the iOS platform, then we will invest the time and effort necessary to port the title to the Android platform. We do not envision the fragmentation of the Android market to change any time soon, so we anticipate that we will continue to incur porting costs and evaluate business opportunities on the various Android storefronts on a case by case basis.

User Acquisition

In the free-to-play business model, a constant stream of new players is necessary to be successful. So, we have partnered with advertising networks and lead generation companies such as Tapjoy, Ad Colony and Facebook (to name a few). We also employ data analytics to determine which creative messages and which lead referral sources are brining in the most players who spend money in our games.

To help reduce the cost of acquiring downloads, we have embedded social networking mechanisms into our games to enable our best customers to do the marketing for us. Every time a satisfied player invites her friend to play one of our games, we have acquired a new customer without incurring a cost to entice that player to download the game.

Technology and Tools

Free-to-play Revenue Model

The game industry, like many other forms of entertainment (music, TV, books, etc.) is undergoing a major shift. The free-to-play business model increased in appeal to game players of every genre and platform. Nowhere has this been felt more deeply than the mobile market. Free is a very powerful marketing approach that is irresistible to game players. The top grossing charts on popular mobile app stores like Apple, Google, and Amazon continually show that “free” games earn the most revenue for their developers. So with all this “free-ness”, how does a game creator make any money?

Optimizing Customer Lifetime Value

The key business metric of any free-to-play game is the Customer Lifetime Value (CLV). A free-to-play gamer starts out as a zero revenue customer, but he or she may become a paying customer throughout the customer’s life of playing the game. The game creator’s business is an ongoing engagement with the game players to get them to buy things in the game, without ruining the fun. Optimizing this delicate balance is where the most revenue can be extracted.

There are many techniques for generating free-to-play revenue. They range from a simple static “pay to access more levels” model to a more dynamic model where player behaviors are systematically analyzed to strategically introduce purchase options to help the user enjoy more of the game. Freeze Tag dynamically optimizes a game’s CLV by integrating two important elements: (1) Data Analytics and (2) a Dynamic Game Engine.

This combination allows us to optimize the features of our games to refresh and update the content so that players are happily engaged and invite their friends to play with them. When players invite their friends, they lower our user acquisition costs. The longer and more often players come back to play, the more likely they are to spend money on virtual goods (through in-game purchases). The net result is a customer with a greater lifetime value. The happier customers are, the more they share with their friends and the more often they come back to spend money. Everything we do is geared to our players having more fun because ultimately customer fun translates into revenue.

Data Analytics

By using commercial and proprietary data analytics tools, Freeze Tag analyzes various aspects of the game across the entire pool of players to determine what modifications can be made to the game, which allows us to: (1) make it more fun, and (2) induce a purchase.

Some of the analysis we perform regularly are:

•	Analyze the number of users that complete the tutorial process
•	Determine what parts of the game users are playing most
•	Identify where in the game users are dropping out, and find out why
•	Average play time per day and per session
•	Importance of social networks, like Facebook and Twitter, to the game
•	Frequency of users playing against friends
•	Identify what events most correlate with purchase events
•	Identify how many invites a user is sending out, how long it takes them to send the first invite out, and how many of those players are coming in.

Dynamic Game Engine

Over the years, we have developed a proprietary dynamic game engine (Freeze Tag Engine) that allows us to make changes to game play and game economies on-the-fly, in most cases, without requiring the download of another update. We also integrate several business analytics packages into our games that provide us with real time data to measure detailed player behavior.

Platform Portability - Dynamic Game Engine

The Freeze Tag Engine handles tasks such as resource loading and management, choosing the appropriate render subsystem at runtime (D3D9, D3D8, OpenGL or OpenGL ES), rendering target textures, rendering the main loop, saving and restoring game preferences (fullscreen state, music and sound volumes) and player progress, game states/screens and dialogs, UI control creation and management, event callbacks, event scheduling, light weight particle effects, distortion meshes, linear and trigonometric interpolation functions for smooth animations, bitmap fonts, sound effects and music, etc.

In addition, we derive the following benefits from the Freeze Tag Engine:

•	Single codebase based on open source technologies (requires less coding to transition to other platforms)
•	Written in a programmer friendly language (Python) that is becoming more and more widely used
•	Allows us to “bolt on” other technologies and codes to easily integrate with other SDK’s, platforms and special needs
•	Interface easily with scalable backend databases and architecture
•	Easily localized into new languages
•	Updates can be pushed to the game allowing us to change things like:
o	add new characters
o	change the values in the economy
o	update text
o	message users (in game) about new features
o	instigate a social network based contest

Integrated Feedback Mechanisms

The Freeze Tag Engine also integrates feedback mechanisms into our games to provide incentive for our players to communicate their favorite features and any technical difficulties they may be experiencing. By combining dynamic gaming technology and data analytics into one integrated business process, we can optimize the “fun” factor for our players and maximize the revenue potential for our company.

Product Development

We have learned that establishing and following a fairly rigid process is essential to producing commercially successful products, regardless of the platform. The process all begins with the creative development process. The chart below describes the approach we use to filter ideas and make final decisions on which games we will actually produce. After choosing the game that we will focus on, we write a detailed design document. A thorough design document insures that all of those involved in the creation of the game have a common reference source throughout the production process. Also critical to producing high quality games, a test plan accompanies every design document. Not only do we test for bugs, but also we test the game for usability. Since most casual gamers do not want to read instructions, it is critical that the finished game be easy to play by just tapping at objects on the screen.

Creative Development Process
Transforming ideas into Products
Successful themes, stories, characters and ideas. . . Books, TV, movies, music, culture
Sources
Appeal
Does it appeal to the target audience? Will women buy it? Will kids and men play it?
Idea Selection
Innovation
Longevity
Will it standout against the competitive offerings? Does it innovate on the proven genre?
Series potential? Will it integrate with other platforms such as iPhone/Facebook?

As a developer of mobile social games, we have developed expertise in three core aspects of game production. These core competencies help to give us a competitive advantage in the industry. They are listed below, with the resulting benefit also identified.

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

How Long Does it Take to Develop a Mobile Social Game?

Shifting our strategy from traditional game development to the free-to-play model has had a dramatic impact on the way we view the development cycle. In the past, we would look at a game as having four distinct steps: design, production, test, and launch. In the free-to-play environment, the production of a game never stops. Instead of launching a finished and polished game, we introduce a beta version into test markets, capture live data, make adjustments and release updates on a regular basis. In the free-to-play business model, the players must stay engaged over long periods of time for the developer to earn revenue. The majority of players who use free-to-play games do not make any purchases, but they are an important part of the ecosystem because they do invite their friends to play, many of whom may pay for in-app purchases to further their progress or “win” against their friends. To keep these players engaged over time, we must constantly update the game, adding new features and content, providing many reasons for the faithful players to keep coming back over and over again to spend time playing our game. The more time spent, the more likely those players are to buy virtual goods, which is one of the main methods a free-to-play game earns revenue. The other method is through showing advertisements during game play which earn money for the developer based on the cost per impression or cost per install measurement technique.

From a technology standpoint, we use a development methodology referred to as “agile development,” which focuses on short development and feedback cycles, leading to shortened development times. Because of this, our costs are reduced, and the availability of an almost unlimited number of engineers and programmers makes our development time shorter than most development studios. In addition, we own a proprietary development framework that we call “Popsicle”. This framework is built on the Python programming language, and allows us to build games that will run on multiple platforms, including PC, Mac, Apple iOS and Android.

Competition

The business of mobile games is very competitive. New products are introduced frequently and the platforms and devices change rapidly. To be successful in this crowded marketplace, we have to entice consumer to play our games based on the quality and “fun” of the experience. Players evaluate our games based on the game play, graphics quality, the music and sound effects and the efficiency and clarity of our software engineering and user interface design.

We compete with a continually increasing number of successful mobile game companies, including Glu (GLUU), King.com (KING), Kabam, Big Fish Games, DeNA, Gameloft, GREE, GungHo Online Entertainment, Nexon, Zynga (ZYNG), Rovio, Storm 8/Team Lava, Supercell and others. We also compete with traditional game companies who have mobile game divisions such as Activision, Electronic Arts, Square Enix, Take Two Interactive, Ubisoft, and more.

In addition, given the open nature of the development and distribution for mobile devices, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As evidenced by the recent Flappy Bird phenomenon, it is possible for a one-man development team to build and launch a game that is able to achieve millions of downloads.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;
•	greater experience with the free-to-play games and games-as-a-service (GAAS) business models and more effective game monetization;
•	stronger brand and consumer recognition regionally or worldwide;
•	greater experience and effectiveness integrating community features into their games and increasing the revenues derived from their users;
•	larger installed customer bases from their existing mobile games;
•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;
•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;
•	better overall economies of scale;
•	greater platform-specific focus, experience and expertise; and
•	broader global distribution and presence.

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

We intend to register ownership of software copyrights in the United States as well as seek registration of various trademarks associated with the Company’s name and mobile social games that we will develop.

In addition to attacking the high growth devices and digital distribution channels, we are creating original intellectual property. Wherever possible, we own registered trademark protection for properties we develop. As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties. We are investing in trademark protection to create game brands and protect them. For example, we have received approval from the United States Patent and Trademark office to register Party Animals®, Unsolved Mystery®, Unsolved Mystery Club®, Ancient Astronauts®, Victorian Mysteries®, Grimm Reaper® and Rocket Weasel® for all gaming platforms. These marks will enable us to defend against copycats who may try to incorporate these terms into their game titles.

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

We are primarily interested in other technology opportunities, but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts. Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

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

Description of Property

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780.

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

ITEM 1A – RISK FACTORS.

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

Risk Factors Related to the Business of the Company

We have incurred losses in every year of our operations, and we may never generate revenue or become profitable.

We have incurred losses in every year of our operations, including net losses of $(3,546,692) and $(1,019,787) for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, our retained deficit was $(5,758,803). We received convertible debt financing at the end of 2013 which in effect, saved our company. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for development, marketing and hosting of our games. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development and commercialization of our games. These activities are costly and require significant investment.

Our ability to generate revenues from any of our games will depend on a number of factors, including our ability to satisfy consumer demand identify appropriate commercialization strategies, and successfully market and sell our games. Our ultimate success will depend on many factors, including factors outside of our control. We may never successfully commercialize or achieve and sustain market acceptance of any of our games, our game operations may not generate sufficient revenue to support our business, and we may never reach the level of sales and revenues necessary to achieve and sustain profitability.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date we have relied on cash flow from operations, funding from our founders, and debt financing to fund operations. We have extremely limited cash liquidity and capital resources. Our cash on hand as of December 31, 2013, was $39,847, and our monthly cash flow burn rate is approximately $55,000. For the year ended December 31, 2013, our revenue was $145,904.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

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

Because our officers and directors control our common stock vote, they have the ability to influence matters affecting our shareholders.

As of December 19, 2013, there were: (i) 99,938,817 outstanding shares of Common Stock; (ii) 1,000 outstanding shares of Series A Preferred Stock (“Series A Preferred”), The holders of the Series A Preferred Stock which grant the holders thereof, voting separately as a class, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Due to CEO and Director Craig Holland’s ownership of Series Preferred A Shares, our officers and directors control the common stock vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our business may be negatively impacted by a slowing economy or by unfavorable economic conditions or developments in the United States and/or in other countries in which we operate.

A general slowdown in the economy in the United States or unfavorable economic conditions or other developments may result in decreased consumer demand, business disruption, foreign currency devaluation, inflation or deflation. A slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate could have an adverse impact on our business results or financial condition.

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

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up to 10,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. In fact, in recent months, our management designated and issued 1,000 shares of preferred stock which gave the holder of the preferred stock the power to vote 51% of the common stock shares. That preferred stock is held by our CEO, Craig Holland. In addition, other shares of preferred stock could be designated and, if issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends, voting, and distributions on liquidation.

As of the end of the period covered by this report, we have current outstanding non-affiliate debt obligations totaling approximately $109,909, which are convertible into our common stock. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock.

As of the end of the period covered by this report, we have outstanding non-affiliate debt obligations totaling approximately $62,950, which are convertible into our common stock. Although under the terms of the agreement, the number of shares of common stock issuable upon the conversion of any portion of the notes, cannot exceed an amount that would cause the beneficial ownership of the debt holder and its affiliates to own more than 4.99% of our outstanding shares of Common Stock, the issuance of almost 5% of our outstanding common stock in a short period time, possibly happening multiple times, would cause substantial dilution to our shareholders. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. We evaluated the convertible notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, do not constitute a derivative liability as we have obtained authorization from a majority of our shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be made available or issuable for settlement to occur.

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

ITEM 2 – PROPERTIES

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780.

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

The following table sets forth the high and low bid information for each quarter within the fiscal year ended December 31, 2013, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2012	First Quarter	$0.0499	$0.0300
	Second Quarter	$0.0800	$0.0048
	Third Quarter	$0.0056	$0.0011
	Fourth Quarter	$0.0399	$0.0016

2013	First Quarter	$0.0380	$0.0080
	Second Quarter	$0.0099	$0.0033
	Third Quarter	$0.0075	$0.0018
	Fourth Quarter	$0.0040	$0.0013

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

Holders

As of December 31, 2013, there were 99,938,817 shares of our common stock outstanding held by approximately 126 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 28, 2013: $310,077 as based on the closing price of $0.0075 on June 28, 2013 of our common stock. The voting stock held by non-affiliates on that date consisted of 41,343,648 shares of common stock.

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

As of December 31, 2013, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	560,000	$0.10	952,650
Equity compensation plans not approved by security holders	-	-	-
Total	560,000	$0.10	952,650

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Freeze Tag, Inc. for the year ended December 31, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Summary Overview

Freeze Tag, Inc. is a leading creator of mobile social games that are fun and engaging for all ages. Based on a free-to-play business model that has propelled games like Candy Crush Saga to worldwide success, we employ state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy our games for free, or they can purchase virtual items and additional features within the game to increase the fun factor. Our games encourage players to compete and engage with their friends on major social networks such as Facebook and Twitter.

During our most recent fiscal year ended December 31, 2013, we generated revenues of $145,904 from the sales our games compared to $448,924 for the year ended December 31, 2012. During the year ended December 31, 2013, we launched 3 games on various platforms, compared to seven for the year ended December 31, 2012. This decrease in game development occurred because we have purposely focused our efforts on building fewer games that will generate more revenue over long periods of time in accordance with the free-to-play business model. Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. Therefore, we no longer measure our success based upon the quantity of titles we launch, but rather on the data analytics reports we receive from monitoring our games during live production. During 2014, we anticipate launching Party Animals: Dance Battle and at least one other free-to-play title.

Critical Accounting Estimates

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of online and downloadable games for PC, Mac and smartphone platforms. The Company distributes its products primarily through online games portals and smartphone device manufacturers (“distribution partners”), which market the games to end-users. The nature of our business is such that we sell games basically through four distribution outlets – web portals, brick and mortar retail distributors, mobile distributors and publishers, and our own web portal, www.freezetag.com. However, going forward, the majority of our revenue will be derived from mobile distribution partners such as Apple, Google and Amazon. .

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of our cash balances at December 31, 2013 and December 31, 2012 were insured. At December 31, 2013 and December 31, 2012 there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of December 31, 2013 and December 31, 2012; the allowance for doubtful accounts was $5,600 and $5,600, respectively.

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

At December 31, 2013, our primary distributors that represented 10% or more of its revenues were: Big Fish Games – 30.12%, Avanquest – 19.45%, Exent – 12.67% and Apple – 11.06%. At December 31, 2012, our primary distributors that represented 10% or more of its revenues were: Big Fish Games – 36.89% and Exent – 10.02%.

At December 31, 2013, our primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 50.4%, Big Fish Games – 10.7%. At December 31, 2012, our primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 30.01%, Big Fish Games – 20.62%.

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

Stock-based compensation expense recognized in our statements of operations for the years ended December 31, 2013 and 2012 were $30,700 and $144,496, respectively.

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

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. As of December 31, 2013, the Company changed its business plan to focus on free-to-play games; therefore, the Company immediately expenses internally developed products into cost of sales in the period they are incurred; instead of capitalizing the production costs. Prior to December 31, 2013, the Company accounted for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”). Software development costs were capitalized once the technological feasibility of a product was established and such costs were determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs were capitalized once technological feasibility of a product was established and such costs were determined to be recoverable against future revenues. For products where proven game engine technology exists (as was the case for most of the Company’s products), this may occur early in the development cycle. Significant management judgments and estimates were utilized in the assessment of when technological feasibility is established. For most of the PC/Mac and iOS/Android products, technological feasibility was established when a detailed game design document containing sufficient technical specifications written for a proven game engine or framework technology had been created and approved by management. However, technological feasibility was evaluated on a product-by-product basis. Amounts related to software development that were not capitalized were charged immediately to the appropriate expense account. Amounts that were considered ‘research and development’ that are not capitalized are immediately charged to general and administrative expense.

Prior to a product’s release, the Company expense, as part of “Cost of Sales—Product Development”, capitalized costs when the Company believes such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Commencing upon product release, capitalized software development costs were amortized to “Cost of Sales—Product Development” based on the straight-line method over either a twenty-four month period for traditional pay-to-play apps, or a thirty-six month period for free-to-play apps.

The Company evaluated the future recoverability of capitalized software development costs and intellectual property licenses on an annual basis. For products that had been released in prior years, the primary evaluation criterion is actual title performance. For products that were scheduled to be released in future years, recoverability was evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright was to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel was based.

Impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the years ended December 31, 2013 and 2012 were $0 and $68,628, respectively.

Based on the previous trends in the Company’s business, management had determined the expected shelf life of the majority of a game’s revenue would be realized over a three year period for free-to-play apps. Therefore, the Company had determined the appropriate amortization period for expensing capitalized production costs to be three years or thirty-six months from date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) would be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2013 and 2012, current and long-term capitalized software development costs on the balance sheet were $0 and $831,980 respectively. The Company recognized amortization expense of $321,183and $376,784 for the years ended December 31, 2013 and 2012, respectively. The Company recognized additional expense of $862,658 on December 31, 2013 as a result of the change in business plan.

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

For the year ended December 31, 2013 and the year ended December 31, 2012, prepaid royalties (or prepaid licensing fees) were $5,964, and $7,252 respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income

-	but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

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

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Results of Operations

Summary of Results of Operations

	Year Ended December 31,		%
	2013	2012	Change
Revenue	$145,904	$448,924	(67%)

Costs and expenses:

Cost of sales – product development	1,207,045	399,984	202%
Cost of sales – licensing	13,193	39,631	(67%)
General and administrative	466,765	829,979	(44%)
Sales and marketing	7,245	12,343	(41%)
Amortization and Depreciation	25,028	92,848	(73%)
Total expenses	1,719,276	1,374,785	25%

Operating loss	(1,573,372)	(925,861)	70%
Loss on Debt Modification	(1,877,152)	(34,577)	100%
Interest income/expense, net	(94,868)	(58,006)	64%
Income tax expense	1,300	1,343	(3%)

Net loss	$(3,546,692)	$(1,019,787)	248%

Operating Loss; Net Loss

Our net loss increased by $2,526,948, from ($1,019,787) to ($3,546,692), from the year ended 2012 compared to 2013. Our operating loss increased by $647,511, from ($925,861) to ($1,573,372) for the same period. The increase in operating loss and net loss of 70% and 248%, respectively, compared to the prior year is primarily a result of our increase in expenses at the same time experiencing a decline in revenues (67% decline in revenues). The increase in operating loss and net loss of 70% and 248%, respectively, compared to the prior year is primarily a result of our increase in expenses at the same time experiencing a decline in revenues (67% decline in revenues).

Two unique factors contributed to the majority of the losses. As referenced in the section titled “Software Development Costs,” we changed our business plan related to developing our applications. Previously, we had capitalized our production costs and expensed them over time as the product was released and earned income. As a result, $1,183,841 of the $1,207,045 in Product Development costs were capitalized production costs on our books that we took as a one-time expense in December of 2013. Going forward, all production costs will be expensed as they incur. The second factor that contributed to the large losses relates to the restructuring of debt carried by the company. In Q4 of 2013, we restructured several convertible promissory notes to be more in line with the current market conditions, and to allow for a new investment group (an accredited investor) to provide financing for the company. The restructuring on debt modification is a non-cash expense of $1,877,152 that is required for reporting purposes.

We did have reductions in costs in several expense categories, including our cost of licensing which decreased by $26,438 or 67%, general and administrative expenses decreased by $363,214 (44%) due to layoffs in 2013 and additional cost cutting measures, and we had a reduction in amortization and depreciation expense of $67,820 or 73%. We had an increase in interest expense of $36,862 (or 64%) due to the increased debt and convertible notes.

Revenue

In the last year, free-to-play (freemium) games with in-app purchases have dominated the “top grossing” charts in both the Apple and Android mobile app stores, comprising as much as 80% of the charts of the highest earning titles. During the last 12 months, Freeze Tag has successfully transitioned its entire production team to design and produce free-to-play (freemium) games. Our main focus has been to structure our studio to develop successful titles for the free-to-play (freemium) market, which has lead to a short term decrease in revenues and increase in production expenses. We believe we are well positioned now for future growth with new free-to-play titles in beta testing in several markets that we will launch into major markets in 2014.

Our 2013 revenue decreased by $303,020, or 67%, to $145,904 compared to $448,924 for the year ended December 31, 2012, primarily due to the industry change in the revenue generation model with free-to-play games (freemium) becoming the dominant monetization business model. That change and the constriction in both the web portal and retail games sector affected our revenue. As a result, in particular web portal related revenue decreased by $185,085 and retail decreased by $38,243.

Cost of Sales – Product Development.

Our cost of sales for product development is comprised of the direct costs we incur in creating and publishing a game based on our own or licensed intellectual property. Our 2013 cost of sales for product development increased by $807,061, or 202%, to $1,207,045, due to the fact we incurred a one-time adjustment as of December 31, 2013, where we changed our business plan to free-to-play games causing us to immediately expense internally developed products into cost of sales in the period they are performed; instead of capitalizing the production costs.

Cost of Sales –Licensing.

Our cost of sales for licensing is comprised of royalty payments we make to third parties for the use of their intellectual property and other related costs. Our 2013 cost of sales for licensing decreased by $26,438, or 67%, to $13,193, due to the fact we sold less games based on licensing arrangements and more of our own titles which resulted in less royalty payments owed. We believe these costs will continue to decrease as we focus on creating our own intellectual property on which our games are based, alleviating the need to pay a royalty payment to the owner of the intellectual property.

General and Administrative Expenses.

General and administrative expenses decreased by $363,214, or 44%%, to $466,765 for the year ended December 31, 2013, primarily due to a round of layoffs in March and again in August 2013, and the CEO and CFO not taking cash compensation for most of 2013.

Interest Income/Expense; Net.

Interest income/expense, net increased by $36,862, or 64%, to $94,868, and is primarily attributable to the interest expense associated with the notes held by note holders, and the new convertible debt that was issued.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2013 was approximately $39,847 and our monthly cash flow burn rate is approximately $55,000. As a result, we have significant short term cash needs. These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time. In March of 2013, and then again in August of 2013, we were forced to reduce staff to conserve cash, and reduce operating expenses. For most of 2013, the CEO and CFO did not take cash compensation.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2013 and 2012, respectively, are as follows:

	December 31, 2013	December 31, 2012	Change

Cash	$39,847	$32,744	$7,103
Total Current Assets	65,740	414,984	(349,244)
Total Assets	78,488	954,560	(876,072)
Total Current Liabilities	1,955,290	1,740,022	245,128
Total Liabilities	$1,955,290	$1,740,022	$245,128

Our current assets decreased by $349,244 as of December 31, 2013 as compared to December 31, 2012. This was primarily attributed to a change of direction of our business plan leading us to immediately expense internally developed products into cost of sales in the period they are performed; instead of capitalizing the production costs.

Our current liabilities increased by $245,128, or over 14%, as of December 31, 2013 as compared to December 31, 2012. This was mainly because we had a significant increase in our convertible note payable to a related party, $1,081,247 in 2013 compared to $100,000 in 2012, which is due to an increase in the amount we owe under the convertible notes held by Craig Holland, Mick Donahoo and the Holland Family Trust, an entity controlled by Craig Holland, one of our officers and directors. This was offset by a decrease to the notes payable of $595,000, as the notes payable were converted into convertible notes.

Our total liabilities increased by $245,128, or over 14%, as of December 31, 2013 as compared to December 31, 2012, all due to the increase in our current liabilities as described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2013 of $39,847 and $32,744 on December 31, 2012. Based on our revenues, cash on hand and current monthly burn rate, around $55,000 per month, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($379,017) for the year ended December 31, 2013, as compared to ($589,209) for the year ended December 31, 2012. In 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($3,546,692), capitalized production costs of ($351,861), and unearned royalties of ($28,255), offset by accounts receivable of $23,103, amortization of production costs of $321,183, write-off of capitalized production costs of $862,658, accounts payable of ($510), stock based compensation of $30,700, prepaid royalties of $2,138, and accrued expenses of $381,844. In addition, we had a loss on debt modification of $1,877,152. In 2012, the net cash used in operating activities consisted primarily of our net income (loss) of ($1,019,787), capitalized production costs of ($491,061), and unearned royalties of ($5,788), offset by accounts receivable of $51,230, amortization of production costs of $376,784, accounts payable of $45,658, stock based compensation of $144,494, prepaid royalties of $4,794, and accrued expenses of $81,931. In addition, we had an impairment of production costs of $68,628 and loss on debt modification to a related party of $34,577.

Investments

We had net cash provided (used) by investing activities of ($0) in 2013, compared to ($7,500) in 2012. The amounts in 2013 and 2012 all relate to cash used for purchasing fixed assets.

Financing

Our net cash provided (used) by financing activities for the year ended December 31, 2013 was $386,120, compared to $602,865 for the year ended December 31, 2012. For 2013, our financing activities consisted of borrowings of debt of $386,120. For 2012, our financing activities consisted of repayments of debt of ($85,000) offset by borrowings of debt of $687,865.

Contractual Obligations

December 31, 2013:

	2014	2015	2016	2017	2018	Total

Debt obligations	$1,345,513	$150,000	$-	$-	$-	$1,495,513
	$1,345,513	$150,000	$-	$-	$-	$1,495,513

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Freeze Tag, Inc.

We have audited the accompanying balance sheets of Freeze Tag, Inc. (“the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freeze Tag, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 16 to the financial statements, the 2011 and 2012 financial statements have been restated to correct an error in the financial statements.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2014

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012 (RESTATED)

	December 31, 2013	December 31, 2012
		(restated)
ASSETS
Current Assets
Cash	$39,847	$32,744
Accounts Receivable, Net	17,709	40,812
(Net of Allowance of $5,600 and $5,600 as of December 31, 2013 and 2012, respectively)
Capitalized Production Costs, Net	-	332,508
Deferred Financing Costs	1,285	-
Prepaid Royalties	5,964	7,252
Prepaid Expenses	935	1,668
Total Current Assets	65,740	414,984

Fixed Assets, Net	828	2,849
(Net of depreciation of $8.949 and $6,928 as of December 31, 2013 and 2012, respectively)
Other Long-term Assets, Net	11,920	37,255
(Net of amortization of $75,732 and $52,532 as of December 31, 2013 and 2012, respectively)
Capitalized Production Costs, Net	-	499,472
TOTAL ASSETS	$78,488	$954,560

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$107,301	$107,811
Accrued Compensation	73,109	168,621
Accrued Royalties	399,838	388,323
Accrued Interest	151	41,805
Accrued Expenses	748	614
Technology Payable	18,000	17,787
Unearned Royalties	211,946	240,201
Convertible Note Payable, Related Party, Net	1,081,247	100,000
(Net of debt discount of $372,900 and $0 as of December 31, 2013 and 2012, respectively)
Convertible Note Payable, In Default	-	50,000
Convertible Note Payable	62,950	-
(Net of debt discount of $48,493 and $0 as of December 31, 2013 and 2012, respectively)
Note Payable - Related Party	-	595,000
Total Current Liabilities	1,955,290	1,710,162
Total Liabilities	1,955,290	1,710,162

Equity (Deficit)
Preferred Stock	-	-
$0.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and 2012
Common Stock	99,938	70,302
$0.001 par value per share, 500,000,000 and 100,000,000 shares authorized, as of December 31, 2013 and 2012, respectively, 99,938,817 and 70,301,915 shares issued and outstanding as of December 31, 2013 and 2012, respectively)

Additional Paid-In Capital	3,734,563	1,369,407
Preferred Stock Payable	30,700	-
Common Stock Payable	16,800	16,800
Retained Deficit	(5,758,803)	(2,212,111)
Total Equity (Deficit)	(1,876,802)	(755,602)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$78,488	$954,560

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
	2013	2012
Revenues	$145,904	$448,924

Costs and Expenses:
Cost of Sales - Product Development	1,207,045	399,984
Cost of Sales - Licensing	13,193	39,631
General & Administrative	466,765	829,979
Sales & Marketing	7,245	12,343
Amortization & Depreciation	25,028	92,848
Total Expense	1,719,276	1,374,785

Net Ordinary Income/Loss	(1,573,372)	(925,861)
Loss on Debt Modification	(1,877,152)	(34,577)
Interest Income/(Expense), net	(94,868)	(58,006)
Net Income/(Loss) before taxes	(3,545,392)	(1,018,444)
Income Tax Expense	1,300	1,343
Net Income/Loss	$(3,546,692)	$(1,019,787)

Weighted number of common shares outstanding-basic and fully diluted	83,856,911	51,204,951
Income/ (Loss) per share-basic and fully diluted	$(0.04)	$(0.02)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)

	Convertible Preferred Stock		Common Stock		Common Stock	Preferred Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Payable	Capital	Deficit	Total
Balances as of December 31, 2011 (Restated)	39,038,720	$-	39,275,720	39,276	29,400	$-	1,037,469	(1,192,324)	(86,179)

Stock issued for Marishco Technology	-	$-	36,000	$36	$(12,600)	$-	$12,564	$-	$-
Stock issued for Services	-	-	3,849,871	3,850	-	-	140,646	-	144,496
Stock issued for Conversion of Accounts Payable	-	-	230,375	230	-	-	11,288	-	11,518
Stock issued for Conversion of Related Party Debt	-	-	5,577,356	5,577	-	-	69,423	-	75,000
Stock issued for Conversion of Related Party Accrued Interest	-	-	5,103,000	5,103		-	-		5,103
Stock issued for Conversion of Third Party Debt	-	-	13,729,593	13,730	-	-	61,995	-	75,725
Stock issued for Conversion of Third Party Accrued Interest	-	-	2,500,000	2,500	-	-	1,445	-	3,945
Loss on Related Party Debt Modification	-	-	-	-	-	-	34,577	-	34,577

Net Loss	-	-	-	-	-	-	-	(1,019,787)	(1,019,787)

Balances as of December 31, 2012 (Restated)	39,038,720	$-	70,301,915	$70,302	$16,800	$-	$1,369,407	$(2,212,111)	$(755,602)

Stock issued for Conversion of Third Party Debt	-	$-	27,605,014	$27,605	$-	$-	$43,895	$-	$71,500
Stock issued for Conversion of Third Party Accrued Interest	-	-	2,031,888	2,031	-	-	(291)	-	1,740
Beneficial Conversion Feature	-	-	-	-	-	-	444,400	-	444,400
Preferred Stock Payable to Related Party	-	-	-	-	-	30,700	-	-	30,700
Loss on Debt Modification	-	-	-	-	-	-	1,877,152	-	1,877,152

Net Loss	-	-	-	-	-	-	-	(3,546,692)	(3,546,692)

Balances as of December 31, 2013	39,038,720	$-	99,938,817	$99,938	$16,800	$30,700	$3,734,563	$(5,758,803)	$(1,876,802)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASHFLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net Income/(Loss)	$(3,546,692)	$(1,019,787)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation expense	2,021	2,021
Amortization expense	23,413	24,688
Amortization of capitalized production costs	321,183	376,784
Write-off of capitalized production costs	862,658	-
Amortization on debt discount	23,356	90,827
Impairment of production costs	-	68,628
Loss on debt modification	1,877,152	34,577
Stock based compensation	30,700	144,496
Changes in operating assets and liabilities:
Accounts receivable	23,103	51,230
Capitalized Production Costs	(351,861)	(491,061)
Prepaid Royalties	2,138	4,794
Prepaid Expenses	733	1,793
Accounts Payable	(510)	45,658
Accrued interest - related party	83,994	41,421
Accrued interest - third party	8,813	13,831
Accrued Expenses	289,037	26,679
Unearned royalties	(28,255)	(5,788)
Net cash used in operating activities	$(379,017)	$(589,209)

Cash flows from Investing activities:
Cash used for purchasing other assets	-	(7,500)
Net cash used in investing activities	$-	$(7,500)

Cash flows from financing activities:
Borrowings of debt - third party	121,500	50,000
Borrowings of debt - related party	264,620	637,865
Repayments of debt - third party	-	(85,000)
Net cash provided by financing activities	$386,120	$602,865

Net increase (decrease) in cash	7,103	6,156
Cash at the beginning of the period	32,744	26,588
Cash at the end of the period	$39,847	$32,744

Non-cash transactions
Conversion of accrued interest to convertible debt - third party	$11,443	$-
Conversion of accrued interest into common stock - third party	$1,740	$3,945
Conversion of accrued interest into common stock - related party	$-	$5,103
Conversion of debt into common stock - related party	$-	$75,000
Conversion of accrued salaries to convertible debt - related party	$372,900	$-
Beneficial conversion feature	$444,400	$-
Conversion of debt into common stock - third party	$71,500	$75,725
Conversion of accounts payable into common stock - third party	$-	$11,518
Conversion of accrued interst to convertible debt - related party	$121,278	$-
Stock issued for subscription payable	$-	$12,600

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY

Nature of Business

Freeze Tag, Inc. is a leading creator of mobile social games that are fun and engaging for all ages. Based on a free-to-play business model that has propelled games like Candy Crush Saga to worldwide success, we employ state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy our games for free, or they can purchase virtual items and additional features within the game to increase the fun factor. Our games encourage players to compete and engage with their friends on major social networks such as Facebook and Twitter. Founded by gaming industry veterans, Freeze Tag has launched several successful mobile games including the number one hit series Victorian Mysteries® and Unsolved Mystery Club®, as well as digital entertainment like Etch A Sketch®. Freeze Tag games have been downloaded millions of times on the Apple, Amazon and Google app stores.

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

Restatements

During the fourth quarter of fiscal 2013, the Company discovered that it had deferred revenues from September 2011 which should have been recognized during fiscal 2011. Our financial statements have thus been restated to recognize the revenues during fiscal 2011 with retained earnings updated as of December 31, 2011 and December 31, 2012 for these revenues. Please see Note 16 for more information.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2013 and December 31, 2012 were insured. At December 31, 2013 and December 31, 2012 there were no cash equivalents.

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

However, the Company derives a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of December 31, 2013 and December 31, 2012; the allowance for doubtful accounts was $5,600 and $5,600, respectively.

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

At December 31, 2013, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 30.12%, Avanquest – 19.45%, Exent – 12.67% and Apple – 11.06%. At December 31, 2012, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 36.89% and Exent – 10.02%.

At December 31, 2013, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 50.4%, Big Fish Games – 10.7%. At December 31, 2012, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 30.01%, Big Fish Games – 20.62%.

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

Stock-based compensation expense recognized in the Company’s statements of operations for the years ended December 31, 2013 and 2012 were $30,700 and $144,496, respectively.

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

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. As of December 31, 2013, the Company changed its business plan as the Company’s focus is on producing free-to-play games; therefore the Company will immediately expense of internally developed products into cost of sales in the period they are incurred; instead of capitalizing the production costs. Prior to December 31, 2013, the Company accounted for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”). Software development costs were capitalized once the technological feasibility of a product was established and such costs were determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs were capitalized once technological feasibility of a product was established and such costs were determined to be recoverable against future revenues. For products where proven game engine technology exists (as was the case for most of the Company’s products), this may occur early in the development cycle. Significant management judgments and estimates were utilized in the assessment of when technological feasibility is established. For most of the PC/Mac and iOS/Android products, technological feasibility was established when a detailed game design document containing sufficient technical specifications written for a proven game engine or framework technology had been created and approved by management. However, technological feasibility was evaluated on a product-by-product basis. Amounts related to software development that were not capitalized were charged immediately to the appropriate expense account. Amounts that were considered ‘research and development’ that are not capitalized are immediately charged to general and administrative expense.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Prior to a product’s release, the Company expense, as part of “Cost of Sales—Product Development”, capitalized costs when the Company believes such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Commencing upon product release, capitalized software development costs were amortized to “Cost of Sales—Product Development” based on the straight-line method over either a twenty-four month period for traditional pay-to-play apps, or a thirty-six month period for free-to-play apps.

The Company evaluated the future recoverability of capitalized software development costs and intellectual property licenses on an annual basis. For products that had been released in prior years, the primary evaluation criterion is actual title performance. For products that were scheduled to be released in future years, recoverability was evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright was to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel was based.

Impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the years ended December 31, 2013 and 2012 were $0 and $68,628, respectively.

Based on the previous trends in the Company’s business, management had determined the expected shelf life of the majority of a game’s revenue would be realized over a three year period for free-to-play apps. Therefore, the Company had determined the appropriate amortization period for expensing capitalized production costs to be three years or thirty-six months from date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) would be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2013 and 2012, current and long-term capitalized software development costs on the balance sheet were $0 and $831,980 respectively. The Company recognized amortization expense of $321,183 and $376,784 for the years ended December 31, 2013 and 2012, respectively. In addition, due to the change in business plan, the company incurred additional capitalized production cost charges of $862,658 and $0 during the years ended December 31, 2013 and 2012, respectively.

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
NOTES TO THE FINANCIAL STATEMENTS

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

As of December 31, 2013 and 2012, prepaid royalties (or prepaid licensing fees) were $5,964 and $7,252, respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-           Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-           Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

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

NOTE 3 — GOING CONCERN

As shown in the accompanying financial statements for the years ending December 31, 2013 and December 31, 2012, we have incurred net losses of $3,546,692 and $1,019,787,  respectively. As of December 31, 2013 our retained deficit is $5,758,803. During fiscal 2013, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2013. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 — CAPITALIZED PRODUCTION COSTS

Capitalized Production Costs, Net consists of the following at:

	December 31, 2013	December 31, 2012

Capitalized Production Costs	$-	$2,042,257
Accumulated Production Costs Amortization	-	(1,141,649)
Impairment of Production Costs	-	(68,628)
Total Capitalized Production Costs, Net	$-	$786,331

Current	-	171,450
Long Term	-	614,881

The Company recognized amortization expense of $321,183 and $376,784 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company changed its business plan to focus on free-to-play games; therefore, the Company is immediately expensing internally developed products into cost of sales in the period they are incurred; instead of capitalizing the production costs. As a result of this change in business plan, the Company immediately expensed the remaining balance of capitalized production costs as of December 31, 2013 of $862,658.

Prior to December 31, 2013, the Company evaluated the future recoverability of capitalized software development costs and intellectual property licenses on an annual basis. For products that have been released in prior years, the primary evaluation criterion is actual title performance. For products that were scheduled to be released in future years, recoverability was evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright was to be used. Criteria used to evaluate expected product performance included: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel was based.

Impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the years ended December 31, 2013 and 2012 were $0 and $68,628, respectively.

NOTE 5 — OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine. The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment. During the years ended December 31, 2013 and 2012, the Company paid cash of $0 and $7,500, respectively. During the years ended December 31, 2013 and 2012, the Company issued common shares of 0 and 36,000, respectively, to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the years ended December 31, 2013 and 2012 amortization expense was $23,200 and $23,200, respectively.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 — FIXED ASSETS

Fixed assets, Net, consists of the following at:

	December 31, 2013	December 31, 2012

Computer Equipment	$5,347	$5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(8,949)	(6,928)
Total Fixed Assets, Net	$828	$2,849

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. All assets are currently depreciated over three years. For the years ended December 31, 2013 and 2012, depreciation expense was $2,021 and $2,021, respectively.

NOTE 7 — ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	December 31, 2013	December 31, 2012

Accrued Vacation	$73,109	$75,021
Accrued Salary	-	93,600

Total Accrued Compensation	$73,109	$168,621

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note. The Accrued Salary Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note. The Accrued Salary Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

NOTE 8 — ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copy writes.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	December 31, 2013	December 31, 2012

Accrued Royalties	$399,838	$388,323
Unearned Royalties	211,946	240,201

Total Accrued and Unearned Royalties	$611,784	$628,524

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Leases

We recently moved office locations to 18062 Irvine Blvd, Suite 103, Tustin, California, and entered into a three month lease. At the end of the three months (November 2013), the lease became a month-to-month lease with either party having the option to terminate with 30 days notice. The Company or Company employees or contractors own all of the computer and office equipment that is used in the course of business. We do not have any lease agreements for any office equipment.

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

As of December 31, 2013 and 2012, the Company recognized a current liability of $18,000 and $17,787, respectively, and a long-term liability of $0 and $0. During the years ended December 31, 2013 and 2012, the Company recorded amortization of the debt discount of $213 and $1,488, respectively. As of December 31, 2013 and 2012, the remaining debt discounts were $0 and $213, respectively.

NOTE 10 — DEBT

Debt consists of the following at:

	December 31, 2013	December 31, 2012

Notes Payable *	$-	$595,000
Notes Payable – Convertible *	1,454,147	100,000
Notes Payable – Convertible, in default	-	50,000
Notes Payable – Convertible	111,443	-
Discount on Convertible Notes Payable	(48,493)	-
Discounts on Convertible Notes Payable *	(372,900)	-
Total Debt, Net of Discounts	1,144,197	745,000
Less: Current, Net of Discounts	1,144,197	745,000
Long Term, Net of Discounts	$-	$-
_________
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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.1375 below the market price on July 21, 2011 of $0.25 provided a discount value of $51,136. During the years ended December 31, 2013 and 2012, $0 and $21,261, respectively, of the debt discount was amortized.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.11917 below the market price on September 16, 2011 of $0.30 provided a value of $40,000. During the years ended December 31, 2013 and 2012, $0 and $24,748, respectively, of the debt discount was amortized. During November 2012, principal of $40,000 and accrued interest of $3,157 was paid in cash thus retiring the Second Asher Note.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the Lebrecht Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.10125 below the market price on November 17, 2011 of $0.135 provided a value of $4,408. During the years ended December 31, 2013 and 2012, $0 and $3,279, respectively, of the debt discount was amortized. On December 20, 2012, 564,230 shares were issued, in accordance with the conversion terms, in order to convert $13,225 of principal and $1,445 of accrued interest into common shares, thus retiring the Lebrecht Note.

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

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0605 below the market price on December 6, 2011 of $0.14 provided a value of $45,000. During the years ended December 31, 2013 and 2012, $0 and $40,939, respectively, of the debt discount was amortized. During November 2012, principal of $45,000 and accrued interest of $2,661 was paid in cash thus retiring the Third Asher Note.

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
NOTES TO THE FINANCIAL STATEMENTS

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

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Convertible Cowdell Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $61,443 before and after modification to calculate the loss on modification of $97,461. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $158,904 which after deducting the face value of the note of $61,443 resulted in the loss on modification of $97,461. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of Robert Cowdell. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On December 20, 2013, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note). The Accredited Investor Note has a maturity date of December 20, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accredited Investor Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 20, 2013 of $0.0017 provided a value of $50,000. During the year ended December 31, 2014, $1,507 of the debt discount was amortized. The debt discount had a balance at December 31, 2013 of $48,493. The Accredited Investor Note had accrued interest was noted as of $151 at December 31, 2013.

Total accrued interest at December 31, 2013 and 2012, for the above convertible notes is $151 and $4,521, respectively. Total discounts on convertible notes payable as of December 31, 2013 and 2012 were $48,493 and $0, respectively.

Convertible Note Payable – Related Party

On December 31, 2013, the Company converted the Holland Family Trust notes of $100,000 of convertible related party notes, $18,333 of accrued interest from convertible related party notes, $769,620 of related party notes and $76,114 of accrued interest from related party notes into a new convertible related party note in the amount of $964,067 (the “Holland Family Trust Convertible Note”). The Holland Family Trust Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Holland Family Trust Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $964,067 before and after modification to calculate the loss on modification of $1,529,210. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $2,493,277 which after deducting the face value of the note of $964,067 resulted in the loss on modification of $1,529,210. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of December 31, 2013 and 2012, accrued interest was $0 and $8,333, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note. The Accrued Salary Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note. The Accrued Salary Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, the Company converted the Mick Donahoo related party notes of $55,250 and accrued interest of $15,399 into a new convertible related party note in the amount of $70,649 (the “Mick Donahoo Convertible Note”). The Mick Donahoo Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the Mick Donahoo Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $70,649 before and after modification to calculate the loss on modification of $112,064. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $182,713 which after deducting the face value of the note of $70,649 resulted in the loss on modification of $112,064. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

On December 31, 2013, the Company converted the Craig Holland related party notes of $35,100 and accrued interest of $11,432 into a new convertible related party note in the amount of $46,532 (the “Craig Holland Convertible Note”). The Craig Holland Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $46,532 before and after modification to calculate the loss on modification of $73,809. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $120,341 which after deducting the face value of the note of $46,532 resulted in the loss on modification of $73,809. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

Note Payable - Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 20, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $13,024, respectively as this note was converted on December 31, 2013 into the Craig Holland Convertible Note and Mick Donahoo Convertible Note at $25,000 each.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $600, respectively as this note was converted on December 31, 2013 into the Mick Donahoo Convertible Note.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 11, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $1,205, respectively as this note was converted on December 31, 2013 into the Mick Donahoo Convertible Note.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 25, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $1,398, respectively as this note was converted on December 31, 2013 into the Craig Holland Convertible Note and Mick Donahoo Convertible Note at $10,000 each.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 24, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,115, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on August 13, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,685, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 12, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $1,959, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,107 and $0, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,137, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $986, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 10, 2013. As of December 31, 2012 and 2011, accrued interest was $0 and $432, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of January 10, 2013, there is a note payable to the Holland Family Trust for $25,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 10, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of January 29, 2013, there is a note payable to the Holland Family Trust for $17,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 29, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of March 26, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of April 11, 2013, there is a note payable to the Holland Family Trust for $30,300 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of May 24, 2013, there is a note payable to the Holland Family Trust for $40,400 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on November 24, 2013. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of June 27, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on December 27, 2013. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of July 11, 2013, there is a note payable to the Holland Family Trust for $5,050 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January, 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of July 26, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of August 14, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 14, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of August 27, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 27, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 4, 2013, there is a note payable to the Holland Family Trust for $5,050 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 4, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 26, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of October 11, 2013, there is a note payable to the Holland Family Trust for $15,150 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of November 21, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 21, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

For the years ended December 31, 2013 and 2012, the Company recorded interest expense of $84,707 and $37,295, respectively related to the related party notes payable and related party convertible notes above.

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $118,224 and $147,345 for the year ended December 31, 2013, and 2012, respectively. However, the beneficial conversion feature amortization of $23,356 and $90,827 recorded during the years ended December 31, 2013 and 2012, respectively, were not recorded in interest expense; rather, they were recorded in depreciation and amortization expense.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY

Stock Issuance

The Company is authorized to issue up to 100,000,000 shares of its $0.001 par value common stock, and up to 10,000,000 shares of its $0.001 par value preferred stock.

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock. The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment. The first installment was delivered effective September 16, 2011. As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date. The amount is recorded in common stock payable as of June 30, 2011. As of December 31, 2013 and 2012, stock payables were $16,800 and $16,800, respectively, due to the issuance of 0 and 36,000 shares during the years ended December 31, 2013 and 2012, respectively. The Company considered ASC 718-10-25-20 concluding that June 22, 2011 is the appropriate measurement date as the Company has received the goods, there is no significant disincentive to perform, and there is no future performance/service obligation on the part of the third party.

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

On December 31, 2013, in conjunction with the Craig Holland Convertible Note, the new note agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $46,532 before and after modification to calculate the loss on modification of $73,809. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $120,341 which after deducting the face value of the note of $46,532 resulted in the loss on modification of $73,809. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

On December 31, 2013, in conjunction with the Mick Donahoo Convertible Note, the new note agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $70,649 before and after modification to calculate the loss on modification of $112,064. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $182,713 which after deducting the face value of the note of $70,649 resulted in the loss on modification of $112,064. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On December 31, 2013, in conjunction with the Accrued Salary Note to Mick Donahoo, the beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, in conjunction with the Accrued Salary Note to Craig Holland, the beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, in conjunction with the Holland Family Trust Convertible Note, the new note agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $964,067 before and after modification to calculate the loss on modification of $1,529,210. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $2,493,277 which after deducting the face value of the note of $964,067 resulted in the loss on modification of $1,529,210. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

On December 31, 2013, in conjunction with the Accredited Investor Note, the beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 20, 2013 of $0.0017 provided a value of $50,000. During the year ended December 31, 2014, $1,507 of the debt discount was amortized. The debt discount had a balance at December 31, 2013 of $48,493. The Accredited Investor Note had accrued interest was noted as of $151 at December 31, 2013.

On December 31, 2013, in conjunction with the Cowdell Convertible Note, the new debt agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $61,443 before and after modification to calculate the loss on modification of $97,461. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $158,904 which after deducting the face value of the note of $61,443 resulted in the loss on modification of $97,461. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of Robert Cowdell. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

On December 18, 2013, the Company authorized 1,000 shares of Series A Preferred Stock to be granted to Craig Holland as additional stock based compensation. The 1,000 shares grant the holder to have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $30,700 and was recorded on the grant date as a preferred stock payable to Craig Holland.

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

The Company granted 560,000 stock options during the year ended December 31, 2010. As of December 31, 2011, the stock options became fully vested and expensed accordingly. The Company did not grant any stock options for the periods ended December 31, 2013 and 2012. The weighted average assumptions used in the model are outlined in the following table:

December 31, 2010
Risk-free rate of interest	1.81%
Dividend yield	0%
Volatility of common stock	321.74%
Expected term	5.3125 years

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Stock-based compensation expense recognized in our statement of operations for the year ended December 31, 2013 and 2012, were $0 and $144,496, respectively.

The Company did not grant any warrants during years ended December 31, 2013 and 2012.

Exercising of Stock Warrants and Options

For the years ended December 31, 2013 and 2012, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

Income tax expense consists of California minimum franchise taxes of $1,600, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027. The net operating loss as of December 31, 2013 and 2012 were $833,503 and $427,295, respectively. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

Deferred tax asset and the valuation account consists of the following at:

	December 31, 2013	December 31, 2012

Deferred Tax Asset	$283,391	$145,280
Valuation Allowances	(283,391)	(145,280)
Total:	-	-

NOTE 13 — EARNINGS (LOSS) PER COMMON SHARE

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2013 and 2012, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

NOTE 14 — RELATED PARTY TRANSACTIONS

Convertible Note Payable – Related Party

On December 31, 2013, the Company converted the Holland Family Trust notes of $100,000 of convertible related party notes, $18,333 of accrued interest from convertible related party notes, $769,620 of related party notes and $76,114 of accrued interest from related party notes into a new convertible related party note in the amount of $964,067 (the “Holland Family Trust Convertible Note”). The Holland Family Trust Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Holland Family Trust Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $964,067 before and after modification to calculate the loss on modification of $1,529,210. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $2,493,277 which after deducting the face value of the note of $964,067 resulted in the loss on modification of $1,529,210. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of December 31, 2013 and 2012, accrued interest was $0 and $8,333, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

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

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note. The Accrued Salary Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note. The Accrued Salary Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, the Company converted the Mick Donahoo related party notes of $55,250 and accrued interest of $15,399 into a new convertible related party note in the amount of $70,649 (the “Mick Donahoo Convertible Note”). The Mick Donahoo Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Mick Donahoo Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $70,649 before and after modification to calculate the loss on modification of $112,064. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $182,713 which after deducting the face value of the note of $70,649 resulted in the loss on modification of $112,064. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

On December 31, 2013, the Company converted the Craig Holland related party notes of $35,100 and accrued interest of $11,432 into a new convertible related party note in the amount of $46,532 (the “Craig Holland Convertible Note”). The Craig Holland Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $46,532 before and after modification to calculate the loss on modification of $73,809. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $120,341 which after deducting the face value of the note of $46,532 resulted in the loss on modification of $73,809. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

Note Payable - Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 20, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $13,024, respectively as this note was converted on December 31, 2013 into the Craig Holland Convertible Note and Mick Donahoo Convertible Note at $25,000 each.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $600, respectively as this note was converted on December 31, 2013 into the Mick Donahoo Convertible Note.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 11, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $1,205, respectively as this note was converted on December 31, 2013 into the Mick Donahoo Convertible Note.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 25, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $1,398, respectively as this note was converted on December 31, 2013 into the Craig Holland Convertible Note and Mick Donahoo Convertible Note at $10,000 each.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 24, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,115, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on August 13, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,685, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 12, 2013. As of December 31, 2013and 2012, accrued interest was $0 and $1,959, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,107 and $0, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,137, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $986, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 10, 2013. As of December 31, 2012 and 2011, accrued interest was $0 and $432, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of January 10, 2013, there is a note payable to the Holland Family Trust for $25,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 10, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of January 29, 2013, there is a note payable to the Holland Family Trust for $17,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 29, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of March 26, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of April 11, 2013, there is a note payable to the Holland Family Trust for $30,300 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of May 24, 2013, there is a note payable to the Holland Family Trust for $40,400 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on November 24, 2013. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of June 27, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on December 27, 2013. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of July 11, 2013, there is a note payable to the Holland Family Trust for $5,050 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January, 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of July 26, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of August 14, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 14, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

As of August 27, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 27, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 4, 2013, there is a note payable to the Holland Family Trust for $5,050 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 4, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 26, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of October 11, 2013, there is a note payable to the Holland Family Trust for $15,150 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of November 21, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 21, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

Stock Options

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

Preferred Stock Payable – Related Party

On December 18, 2013, the Company authorized 1,000 shares of Series A Preferred Stock to be granted to Craig Holland as additional stock based compensation. The 1,000 shares grant the holder to have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $30,700 and was recorded on the grant date as a preferred stock payable to Craig Holland.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at
		December 31, 2013
	Carrying Value
	December 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net *	$1,081,247	$-	$-	$1,081,247
Convertible notes payable	$62,950	$-	$-	$62,950

		Fair Value Measurements at
		December 31, 2012
	Carrying Value
	December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, In Default	$50,000	$-	$-	$50,000
Convertible notes payable *	$100,000	$-	$-	$100,000
________
* - Related Party

The Company believes that the market rate of interest as of December 31, 2013 and December 31, 2012 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at December 31, 2013 and December 31, 2012.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16 — RESTATEMENT OF THE YEAR ENDED DECEMBER 31, 2012 AND 2011

The Company has restated its annual financial statements from amounts previously reported for the years ended December 31, 2012 and December 31, 2011.

This restatement recognizes revenue that had previously been deferred during fiscal 2011 through fiscal 2013 in the proper period, which was fiscal 2011.

BALANCE SHEET AS OF DECEMBER 31, 2012

	December 31, 2012 As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash	$32,744	$-	$32,744
Accounts Receivable, Net	40,812	-	40,812
(Net of Allowance of $5,600)
Capitalized Production Costs, Net	332,508	-	332,508
Prepaid Royalties	7,252	-	7,252
Prepaid Expenses	1,668	-	1,668
Total Current Assets	414,984	-	414,984

Fixed Assets, Net	2,849	-	2,849
(Net of depreciation of $6,928)
Other Long-term Assets, Net	37,255	-	37,255
(Net of amortization of $52,532)
Capitalized Production Costs, Net	499,472	-	499,472
TOTAL ASSETS	$954,560	$-	$954,560

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$107,811	$-	$107,811
Accrued Compensation	168,621	-	168,621
Accrued Royalties	388,323	-	388,323
Accrued Interest	41,805	-	41,805
Accrued Expenses	614	-	614
Technology Payable	17,787	-	17,787
Unearned Royalties	270,061	(29,860)	240,201
Convertible Note Payable, Related Party,	100,000	-	100,000
Convertible Note Payable, In Default	50,000	-	50,000
Convertible Note Payable	-	-	-
Note Payable - Related Party	595,000	-	595,000
Total Current Liabilities	1,740,022	(29,860)	1,710,162
Total Liabilities	1,740,022	(29,860)	1,710,162

Equity (Deficit)
Preferred Stock	-	-	-
$0.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding
Common Stock	70,302	-	70,302
$0.001 par value per share, 100,000,000 shares authorized and 70,301,915 shares issued and outstanding)
Additional Paid-In Capital	1,369,407	-	1,369,407
Common Stock Payable	16,800	-	16,800
Retained Deficit	(2,241,971)	29,860	(2,212,111)
Total Equity (Deficit)	(785,462)	29,860	(755,602)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$954,560	$-	$954,560

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

BALANCE SHEET AS OF DECEMBER 31, 2011

	December 31, 2011 As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash	$26,588	$-	$26,588
Accounts Receivable, Net	92,042	-	92,042
(Net of Allowance of $9,934)
Capitalized Production Costs, Net	171,450	-	171,450
Prepaid Royalties	12,046	-	12,046
Prepaid Expenses	3,461	-	3,461
Total Current Assets	305,587	-	305,587

Fixed Assets, Net	4,870	-	4,870
(Net of depreciation of $4,907)
Other Long-term Assets, Net	58,320	-	58,320
(Net of amortization of $29,332)
Capitalized Production Costs, Net	614,881	-	614,881
TOTAL ASSETS	$983,658	$-	$983,658

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$72,171	$-	$72,171
Accrued Compensation	157,263	-	157,263
Accrued Royalties	354,736	-	354,736
Accrued Interest	11,603	-	11,603
Accrued Expenses	2,878	-	2,878
Technology Payable	18,000	-	18,000
Unearned Royalties	275,849	(29,860)	245,989
Convertible Note Payable, Related Party	75,000	-	75,000
Convertible Note Payable	69,898	-	69,898
(Net of debt discount of $90,827)
Note Payable - Related Party	55,000	-	55,000
Total Current Liabilities	1,092,398	(29,860)	1,062,538

Long Term Technology Payable, net	7,299	-	7,299
Total Liabilities	1,099,697	(29,860)	1,069,837

Equity (Deficit)
Preferred Stock	-	-	-
$0.001 par value per share, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and 2012
Common Stock	39,276	-	39,276
$0.001 par value per share, 500,000,000 and 100,000,000 shares authorized, as of December 31, 2013 and 2012, respectively, 99,938,817 and 70,301,915 shares issued and outstanding as of December 31, 2013 and 2012, respectively)

Additional Paid-In Capital	1,037,469	-	1,037,469
Common Stock Payable	29,400	-	29,400
Retained Deficit	(1,222,184)	29,860	(1,192,324)
Total Equity (Deficit)	(116,039)	29,860	(86,179)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$983,658	$-	$983,658

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
NOTES TO THE FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

	2011 As Previously Reported	Adjustments	As Restated
Revenues	$732,591	$29,860	$762,451

Costs and Expenses:
Cost of Sales - Product Development	276,320	-	276,320
Cost of Sales - Licensing	96,344	-	96,344
General & Administrative	505,775	-	505,775
Sales & Marketing	11,930	-	11,930
Amortization & Depreciation	50,928	-	50,928
Total Expense	941,297	-	941,297
Net Ordinary Income/Loss	(208,706)	29,860	(178,846)
Interest Income/(Expense), net	(18,551)	-	(18,551)
Net Income/(Loss) before taxes	(227,257)	29,860	(197,397)
Income Tax Expense	2,926	-	2,926
Net Income/Loss	$(230,183)	$29,860	$(200,323)

Weighted number of common shares outstanding-basic and fully diluted	39,082,041		39,082,041
Income/ (Loss) per share-basic and fully diluted	$(0.01)		$(0.01)

NOTE 17 — SUBSEQUENT EVENTS

On January 6, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for additional consideration of $50,000 (Accredited Investor Note). The Accredited Investor Note has a maturity date of January 6, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

On February 18, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for additional consideration of $50,000 (Accredited Investor Note). The Accredited Investor Note has a maturity date of February 18, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

On March 26, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for additional consideration of $50,000 (Accredited Investor Note). The Accredited Investor Note has a maturity date of March 26, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2013.

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

Name	Age	Position

Craig Holland	53	President, Chief Executive Officer, Chief Creative Officer, and Director

Mick Donahoo	44	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

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

Mick Donahoo co-founded Freeze Tag in October 2005 and in his role as COO, Mr. Donahoo oversees product planning, design, and software development of all games and technology. With over 19 years of technology experience, Mr. Donahoo has produced over 25 mobile games distributed via 20 worldwide wireless carriers. Prior to founding Freeze Tag, Mr. Donahoo led North American development for Thumbworks and following its acquisition, by In-Fusio, oversaw overseas engineering teams located in Taiwan, Thailand, India, Russia, and Korea. Prior to In-Fusio, Mick was a consulting executive at Ernst & Young, LLP in the Financial Services and Aerospace and Defense industries architecting and developing large-scale, three-tiered client/server applications. Mick holds a Bachelor of Science degree in Business and Management Information Systems from Brigham Young University.

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

Board Meetings and Committees

During the 2013 fiscal year to date, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2013	19,950	-	-	-	-	-	-	19,950
President, CEO	2012	159,600	-	-	-	-	-	-	159,600
	2011	159,600	-	-		-	-		159,600

Mick Donahoo	2013	19,950	-	-	-	-	-	-	19,950
COO, VP	2012	159,600	-	-	-	-	-	-	159,600
	2011	159,600	-	-	-	-	-	-	159,600

Director Compensation

The following table sets forth director compensation as of for the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2013:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 12, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock	Craig Holland (2)	13,987,375	(4)	13.99	%(4)

Common Stock	Mick Donahoo (2)	11,828,025		11.8%

Common Stock	Holland Family Trust (5)	10,680,356	(5)	10.7	%(5)

Common Stock	All Directors and Officers As a Group (2 persons)	36,495,756	(4)	36.5	%(4)(5)
_____________
(1)
Unless otherwise indicated, based on 99,938,817 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.
(4)	Includes options to purchase 115,000 shares of common stock that are exercisable on February 2, 2011.
(5)	The trustee for the Holland Family Trust is Craig Holland.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible Note Payable – Related Party

On December 31, 2013, the Company converted the Holland Family Trust notes of $100,000 of convertible related party notes, $18,333 of accrued interest from convertible related party notes, $769,620 of related party notes and $76,114 of accrued interest from related party notes into a new convertible related party note in the amount of $964,067 (the “Holland Family Trust Convertible Note”). The Holland Family Trust Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Holland Family Trust Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $964,067 before and after modification to calculate the loss on modification of $1,529,210. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $2,493,277 which after deducting the face value of the note of $964,067 resulted in the loss on modification of $1,529,210. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

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

On January 26, 2012, a convertible note loan from Holland Family Trust, (whose sole trustee is Franklena Holland, mother of Company president Craig Holland), was secured for $100,000. The promissory note is convertible into the Company’s common stock at a rate of $0.05 per share. The convertible promissory note bears interest at the rate of 10% per annum and matures 12 months from the date each purchase installment was received. On April 19, 2012, Franklena E. Holland passed away. The terms of the Holland Family Trust indicate that Craig B. Holland becomes the Successor Trustee after Franklena's passing. As of April 19, 2012, Mr. Holland is now acting as the Trustee of the Holland Family Trust. As of December 31, 2013 and 2012, accrued interest was $0 and $8,333, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

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

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note. The Accrued Salary Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note. The Accrued Salary Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. None of the debt discount was amortized due to the timing of the conversion. No accrued interest was noted as of December 31, 2013.

On December 31, 2013, the Company converted the Mick Donahoo related party notes of $55,250 and accrued interest of $15,399 into a new convertible related party note in the amount of $70,649 (the “Mick Donahoo Convertible Note”). The Mick Donahoo Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Mick Donahoo Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $70,649 before and after modification to calculate the loss on modification of $112,064. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $182,713 which after deducting the face value of the note of $70,649 resulted in the loss on modification of $112,064. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

On December 31, 2013, the Company converted the Craig Holland related party notes of $35,100 and accrued interest of $11,432 into a new convertible related party note in the amount of $46,532 (the “Craig Holland Convertible Note”). The Craig Holland Convertible Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $46,532 before and after modification to calculate the loss on modification of $73,809. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $120,341 which after deducting the face value of the note of $46,532 resulted in the loss on modification of $73,809. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. There was no accrued interest at December 31, 2013 as the note was effected on that date.

Note Payable - Related Party

As of July 1, 2010, there is a note payable to Craig Holland and Mick Donahoo for $25,000 each (a total of $50,000 notes payable) for money that was loaned to the Company to secure the Sunwest Bank debt. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 20, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $13,024, respectively as this note was converted on December 31, 2013 into the Craig Holland Convertible Note and Mick Donahoo Convertible Note at $25,000 each.

As of October 19, 2011, there is a note payable to Mick Donahoo for $5,000 for money that was loaned to the Company to secure equipment. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on October 19, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $600, respectively as this note was converted on December 31, 2013 into the Mick Donahoo Convertible Note.

As of April 11, 2012, there is a note payable to Mick Donahoo for $15,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 11, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $1,205, respectively as this note was converted on December 31, 2013 into the Mick Donahoo Convertible Note.

As of April 25, 2012, there is a note payable to Craig Holland and Mick Donahoo for $10,000 each (a total of $20,000 notes payable) for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on July 25, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $1,398, respectively as this note was converted on December 31, 2013 into the Craig Holland Convertible Note and Mick Donahoo Convertible Note at $10,000 each.

As of June 21, 2012, there is a note payable to the Holland Family Trust for $40,000 for money that was loaned to the Company. The money was loaned to the company at a rate of 10% interest compounded annually and matures on July 24, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,115, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of August 13, 2012, there is a note payable to the Holland Family Trust for $70,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on August 13, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,685, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 12, 2012, there is a note payable to the Holland Family Trust for $65,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on September 12, 2013. As of December 31, 2013and 2012, accrued interest was $0 and $1,959, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of October 11, 2012, there is a note payable to the Holland Family Trust for $50,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2013. As of December 31, 2012 and 2011, accrued interest was $1,107 and $0, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

On November 1, 2012, there was a note payable issued to the Holland Family Trust for $130,000. The money was loaned to the Company to pay off the debt associated with the two remaining Asher Enterprises, Inc. convertible promissory notes, and was loaned to the Company at a rate of 10% interest compounded annually and matures on May 1, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $2,137, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of November 13, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 13, 2013. As of December 31, 2013 and 2012, accrued interest was $0 and $986, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of December 10, 2012, there is a note payable to the Holland Family Trust for $75,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on June 10, 2013. As of December 31, 2012 and 2011, accrued interest was $0 and $432, respectively as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of January 10, 2013, there is a note payable to the Holland Family Trust for $25,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 10, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of January 29, 2013, there is a note payable to the Holland Family Trust for $17,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 29, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of March 26, 2013, there is a note payable to the Holland Family Trust for $30,000 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of April 11, 2013, there is a note payable to the Holland Family Trust for $30,300 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of May 24, 2013, there is a note payable to the Holland Family Trust for $40,400 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on November 24, 2013. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of June 27, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on December 27, 2013. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of July 11, 2013, there is a note payable to the Holland Family Trust for $5,050 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January, 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of July 26, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on January 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of August 14, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 14, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of August 27, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on February 27, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 4, 2013, there is a note payable to the Holland Family Trust for $5,050 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 4, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of September 26, 2013, there is a note payable to the Holland Family Trust for $10,100 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on March 26, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of October 11, 2013, there is a note payable to the Holland Family Trust for $15,150 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on April 11, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

As of November 21, 2013, there is a note payable to the Holland Family Trust for $20,200 for money that was loaned to the Company. The money was loaned to the Company at a rate of 10% interest compounded annually and matures on May 21, 2014. As of December 31, 2013, accrued interest was $0 as this note was converted on December 31, 2013 into the Holland Family Trust Convertible Note.

Stock Options

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

Preferred Stock Payable – Related Party

On December 18, 2013, the Company authorized 1,000 shares of Series A Preferred Stock to be granted to Craig Holland as additional stock based compensation. The 1,000 shares grant the holder to have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $30,700 and was recorded on the grant date as a preferred stock payable to Craig Holland.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the year ended December 31, 2013, M&K CPAS, PLLC charged us $30,500, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports. During the year ended December 31, 2012, M&K CPAS, PLLC charged us $29,950, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the year ended December 31, 2013, M&K CPAS, PLLC charged $0 for professional services for tax preparation. This was the same as for the year ended December 31, 2012.

All Other Fees

During the year ended December 31, 2013, M&K CPAS, PLLC charged $0 for any other fees. This was the same for the year ended December 31, 2012.

Of the fees described above for the year ended December 31, 2013, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4*	Articles of Amendment to Certificate of Incorporation February 4, 2014

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18(8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19(8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20(8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21(8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22(9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23(9)	Convertible Promissory Note (10%) dated December 31, 2013 - Holland Family Trust

10.24(9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.25(9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.26(9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.27(9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.28(9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
___________
*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.
(2)	Incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-1/A2, filed with the Commission on October 25, 2010.
(3)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 3, 2011.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.
(5)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.
(6)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.
(7)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.
(8)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.
(9)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on October 4, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: March 31, 2014		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer

Dated: March 31, 2014		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director, President and Chief Executive Officer

Dated: March 31, 2014		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer