Form 10-Q
period 2014-03-31
Freeze Tag, Inc.
filed 2014-05-15
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2014, there were 99,938,817 shares of common stock, $0.001 par value, issued and outstanding.

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

The results for the period ended March 31, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2013.

ITEM 1 Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$42,841	$39,847
Accounts Receivable, Net	15,397	17,709
(Net of Allowance of $5,600 and $5,600 as of March 31, 2014 and December 31, 2013, respectively)
Deferred Financing Costs	948	1,285
Prepaid Royalties	5,670	5,964
Prepaid Expenses	484	935
Total Current Assets	65,340	65,740

Fixed Assets, Net	528	828
(Net of depreciation of $9,249 and $8,949 as of March 31, 2014 and December 31, 2013, respectively)
Other Long-term Assets, Net	6,120	11,920
(Net of amortization of $40,580 and $34,780 as of March 31, 2014 and December 31, 2013 respectively)
TOTAL ASSETS	$71,988	$78,488

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$103,411	$107,301
Accrued Compensation	77,638	73,109
Accrued Royalties	402,011	399,838
Accrued Interest	40,480	151
Accrued Expenses	556	748
Technology Payable	18,000	18,000
Unearned Royalties	209,521	211,946
Convertible Note Payable, Related Party, Net	1,174,473	1,081,247
(Net of debt discount of $279,674 and $372,900 as of March 31, 2014 and December 31, 2013, respectively)
Convertible Note Payable	93,087	62,950
(Net of debt discount of $168,356 and $48,493 as of March 31, 2014 and December 31, 2013, respectively)
Total Current Liabilities	2,119,177	1,955,290
Total Liabilities	2,119,177	1,955,290

Equity (Deficit)
Preferred Stock	-	-
$0.001 par value per share, 10,000,000 shares authorized, 1000 shares issued and outstanding as of March 31, 2014 and December 31, 2013
Common Stock	99,938	99,938
$0.001 par value per share, 100,000,000 shares authorized, 99,938,817 and 99,938,817 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively
Additional Paid-In Capital	3,884,563	3,734,563
Preferred Stock Payable	30,700	30,700
Common Stock Payable	16,800	16,800
Retained Deficit	(6,079,190)	(5,758,803)
Total Equity (Deficit)	(2,047,189)	(1,876,802)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$71,988	$78,488

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	March 31, 2014	March 31, 2013
Revenues	$14,842	$51,660

Costs and Expenses:
Cost of Sales - Product Development	21,075	102,037
Cost of Sales - Licensing	2,465	1,752
General & Administrative	138,878	231,560
Sales & Marketing	1,746	4,656
Amortization & Depreciation	129,463	5,902
Total Expense	293,627	345,907
Net Ordinary Income/Loss	(278,785)	(294,247)
Interest Income/(Expense), net	(40,335)	(21,174)
Net Income/Loss before taxes	(319,120)	(315,421)
Income Tax Expense	1,267	1,276
Net Income/Loss	$(320,387)	$(316,697)

Weighted number of common shares outstanding-basic and fully diluted	99,938,817	72,413,732
Income/ (Loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net Loss	$(320,387)	$(316,697)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	300	505
Amortization expense	5,800	5,953
Loss on debt modification	-	64,608
Amortization of capitalized production costs	-	96,234
Amortization on debt discount	123,363	5,397
Changes in operating assets and liabilities:
Accounts receivable	2,312	(2,472)
Prepaid Royalties	294	411
Prepaid Expenses	788	792
Capitalized Production Costs	-	(107,639)
Accounts Payable	(3,890)	(5,619)
Accrued interest - third party	4,529	2,772
Accrued interest - related party	35,800	18,248
Accrued Expenses	6,510	63,025
Unearned royalties	(2,425)	(6,084)
Net cash used by operating activities	(147,006)	(180,566)

Cash flows from Investing activities:
Cash used for purchasing fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Borrowings of debt - third party	150,000	71,500
Borrowings of debt - related party	-	77,770
Net cash provided (used) by financing activities	150,000	149,270

Net decrease in cash	2,994	(31,296)
Cash at the beginning of the period	39,847	32,744
Cash at the end of the period	$42,841	$1,448

Non-cash transactions
Conversion of debt to common shares - third party	$-	$50,000
Conversion of accrued interest to common shares - third party	$-	$250
Conversion of accrued interest to debt - related party	$-	$5,429
Beneficial conversion feature	$150,000	$21,500

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)
For the Year Ended December 31, 2013 (Audited) and the Three Months Ended March 31, 2014 (Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock	Preferred Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Payable	Capital	Deficit	Total
Balances as of December 31, 2012	39,038,720	$-	70,301,915	$70,302	$16,800	$-	$1,369,407	$(2,212,111)	$(755,602)

Stock issued for Conversion of Third Party Debt	-	-	27,605,014	27,605	-	-	43,895	-	71,500
Stock issued for Conversion of Third Party Accrued Interest	-	-	2,031,888	2,031	-	-	(291)	-	1,740
Beneficial Conversion Feature	-	-	-	-	-	-	444,400	-	444,400
Preferred Stock Payable to Related Party	-	-	-	-	-	30,700	-	-	30,700
Loss on Debt Modification	-	-	-	-	-	-	1,877,152	-	1,877,152
									-
Net Loss	-	-	-	-	-	-	-	(3,546,692)	(3,546,692)

Balances as of December 31, 2013	39,038,720	$-	99,938,817	$99,938	$16,800	$30,700	$3,734,563	$(5,758,803)	$(1,876,802)

Beneficial Conversion Feature	-	-	-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	-	-	(320,387)	(320,387)

Balances as of March 31, 2014	39,038,720	$-	99,938,817	$99,938	$16,800	$30,700	$3,884,563	$(6,079,190)	$(2,047,189)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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
March 31, 2014
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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at March 31, 2014 and December 31, 2013 were insured. At March 31, 2014 and December 31, 2013, there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $5,600 and $5,600, respectively.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Concentrations of Credit Risk, Major Customers and Major Vendors
The Company’s customers are the end-consumers that purchase its games from the websites where the Company has its games listed for sale. Therefore, the Company does not have any individual customers that represent any more than a fraction of its revenue. However, the Company does have primary distribution partners, which are the owners of the websites or app stores where it sells its games. Under the Company’s distribution agreements it is not obligated to make, distribute or sell any games. However, for any games the Company does make and wishes to distribute it can list them on one or more of these websites or app stores under a revenue sharing arrangement where it shares the revenue from any of its games that sell. The sharing arrangement varies greatly depending on the distributor with the Company generally keeping between 35% and 70% of the revenue and the distributor keeping the remainder of the revenue generated by each sale. At times the Company enters into “exclusivity options” whereby if a distributor wishes to have an exclusive period carrying the Company’s games (normally 30-90 days) it will agree to that in exchange for the distributor marketing the game in their newsletter and other marketing programs. Due to the fact the Company has a number of distribution partners and a variety of different websites and app stores where it can sell its games, the Company is not substantially dependent on any of its distribution partners or agreements. In addition to the distribution agreements, the Company currently has a licensing agreement with Ohio Art Company, which allows it to develop and distribute games around third party intellectual property in exchange for paying royalty payments. The Company is not substantially dependent on this licensing agreement.

During the period ended March 31, 2014, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 29.3%, Exent – 15.9% and Apple – 11.4%. During the period ended March 31, 2013, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 24.91%, Wild Tangent – 20.77%, and Real Networks – 11.72% each respectively.

At March 31, 2014, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent – 50.6%, and Big Fish Games – 10.1%. At December 31, 2013, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 50.4%, Big Fish Games – 10.7%.

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
March 31, 2014
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

Stock-based compensation expense recognized in the Company’s statements of operations for the periods ended March 31, 2014, and 2013, were $0 and $0, respectively.

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
March 31, 2014
(Unaudited)

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
March 31, 2014
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

At March 31, 2014, and December 31, 2013, current and long-term capitalized software development costs on the balance sheet were $0 and $0, respectively.

We recognized amortization expense of $0 and $96,234 for the periods ended March 31, 2014 and 2013, respectively.

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
March 31, 2014
(Unaudited)

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

As of March 31, 2014 and December 31, 2013, prepaid royalties (or prepaid licensing fees) were $5,670, and $5,964, respectively.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 3 — GOING CONCERN

As shown in the accompanying financial statements for the periods ending March 31, 2014 and March 31, 2013, we have incurred net losses of $320,387 and $316,397, respectively. As of March 31, 2014 our deficit is $2,047,189. During the period ended March 31, 2014 and the year ended December 3l, 2013, we continued to experience close to neutral cash flows from operations largely due to our continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2014. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 4 — OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine. The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment. As of March 31, 2014, the Company has issued a total of 48,000 shares to the unaffiliated third party and reduced common stock payable accordingly.

The game engine will be amortized on a straight-line basis over the useful life of three years. For the periods ended March 31, 2014 and March 31, 2013 amortization expense was $5,800 and $5,800 respectively.

NOTE 5 — FIXED ASSETS

Fixed assets, Net, consists of the following at:

	March 31, 2014	December 31, 2013

Computer Equipment	$5,347	$5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(9,249)	(8,949)
Total Fixed Assets, Net	$528	$828

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. All assets are currently depreciated over three years. For the periods ended March 31, 2014, and 2013, depreciation expense was $300 and $505, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 6 — ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	March 31, 2014	December 31, 2013

Accrued Vacation	$77,638	$73,109
Accrued Salary	-	-
Total Accrued Compensation	$77,638	$73,109

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

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the period ended March 31, 2014, $46,613 of the debt discount was amortized; the remaining balance of the debt discount at March 31, 2014 was $139,837. For the periods ended March 31, 2014 and March 31, 2013 accrued interest expense was $4,597 and $0 respectively.

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

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the period ended March 31, 2014, $46,613 of the debt discount was amortized; the remaining balance of the debt discount at March 31, 2014 was $139,837. For the periods ended March 31, 2014 and March 31, 2013 accrued interest expense was $4,597and $0 respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 7 — ACCRUED ROYALTIES AND UNEARNED ROYALTIES

Accrued Royalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copyrights.

Unearned Royalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	March 31, 2014	December 31, 2013

Accrued Royalties	$402,011	$399,838
Unearned Royalties	209,521	211,946
Total Accrued and Unearned Royalties	$611,532	$611,784

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases
We recently moved office locations to 18062 Irvine Blvd, Suite 103, Tustin, California, and entered into a three month lease. At the end of the three months (November 2013), the lease became a month-to-month lease with either party having the option to terminate with 30 days of notice. The Company or Company employees or contractors own all of the computer and office equipment that is used in the course of business. We do not have any lease agreements for any office equipment.

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

As of March 31, 2014 and December 31, 2013, the Company recognized a current liability of $18,000 and $18,000, respectively. During the three months ended March 31, 2014 and 2013, the Company recorded amortization of the debt discount of $0 and $153, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 9 — DEBT

Debt consists of the following at:

	March 31, 2014	December 31, 2013

Notes Payable-Convertible *	$1,454,147	$1,454,147
Notes Payable-Convertible-Third Party	162,443	111,443
Discounts on Convertible Notes Payable *	(279,674)	(372,900)
Discounts on Convertible Notes Payable	(168,356)	(48,493)
Total Debt, Net of Discounts	1,267,560	1,144,197
Less: Current, Net of Discounts	1,267,560	1,144,197
Long Term, Net of Discounts	$-	$-

* - Related Party

Convertible Note Payable

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
March 31, 2014
(Unaudited)

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
March 31, 2014
(Unaudited)

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

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The Convertible Cowdell Note had accrued interest of $1,515 as of March 31, 2014 and $0 as of December 31, 2013.

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

On December 20, 2013, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 1). The Accredited Investor Note 1 has a maturity date of December 20, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accredited Investor Note 1 and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 20, 2013 of $0.0017 provided a value of $50,000. During the periods ended March 31, 2014 and March 31, 2013, $12,329 and $0 were amortized from the debt discount. The debt discount had a balance at March 31, 2014 and December 31, 2013 of $36,164 and $48,493, respectively. The Accredited Investor Note 1 had accrued interest of $1,384 as of March 31, 2014 and $151 as of December 31, 2013.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

On January 6, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 2). The Accredited Investor Note 2 has a maturity date of January 6, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accredited Investor Note 2 and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00093 below the market price on January 6, 2014 of $0.0015 provided a value of $50,000. During the periods ended March 31, 2014 and March 31, 2013, $11,507 and $0 were amortized from the debt discount. The debt discount had a balance at March 31, 2014 of $38,493. The Accredited Investor Note 2 had accrued interest of $1,096 as of March 31, 2014.

On February 18, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 3). The Accredited Investor Note 3 has a maturity date of February 18, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

The Company evaluated the Accredited Investor Note 3 and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00052 below the market price on February 18, 2014 of $0.0014 provided a value of $50,000. During the periods ended March 31, 2014 and March 31, 2013, $5,616 and $0 were amortized from the debt discount. The debt discount had a balance at March 31, 2014 of $44,384. The Accredited Investor Note 3 had accrued interest of $562 as of March 31, 2014.

On March 26, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 4). The Accredited Investor Note 4 has a maturity date of March 26, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

The Company evaluated the Accredited Investor Note 4 and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00085 below the market price on March 26, 2014 of $0.0049 provided a value of $50,000. During the periods ended March 31, 2014 and March 31, 2013, $685 and $0 were amortized from the debt discount. The debt discount had a balance at March 31, 2014 of $49,315. The Accredited Investor Note 4 had accrued interest of $68 as of March 31, 2014.

Total Accrued interest for the above third party convertible notes is $4,680 and $151 as of March 31, 2014 and December 31, 2013, respectively.

Convertible Note Payable – Related Party
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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

The Company evaluated the Holland Family Trust Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $964,067 before and after modification to calculate the loss on modification of $1,529,210. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $2,493,277 which after deducting the face value of the note of $964,067 resulted in the loss on modification of $1,529,210. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of March 31, 2014 and December 31, 2013, there was $23,772 and $0, respectively, of accrued interest related to the Holland Family Trust Convertible Note.

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

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the three month period ended March 31, 2014, $46,613 of the discount was amortized; at March 31, 2014 and December 31, 2013, the remaining debt discount was $139,837 and $186,450, respectively. As of March 31, 2014 and December 31, 2013, there was $4,597 and $0, respectively, of accrued interest related to this Note.

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

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the three month period ended March 31, 2014, $46,613 of the discount was amortized; at March 31, 2014 and December 31, 2013, the remaining debt discount was $139,837 and $186,450, respectively. As of March 31, 2014 and December 31, 2013, there was $4,597 and $0, respectively, of accrued interest related to this Note.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

The Company evaluated the Mick Donahoo Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $70,649 before and after modification to calculate the loss on modification of $112,064. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $182,713 which after deducting the face value of the note of $70,649 resulted in the loss on modification of $112,064. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of March 31, 2014 and December 31, 2013, there was $1,742 and $0, respectively, of accrued interest related to this Note.

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

The Company evaluated the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $46,532 before and after modification to calculate the loss on modification of $73,809. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $120,341 which after deducting the face value of the note of $46,532 resulted in the loss on modification of $73,809. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of March 31, 2014 and December 31, 2013, there was $1,147 and $0, respectively, of accrued interest related to this Note.

The Company recorded total interest expense, including beneficial conversion feature amortization, for all debt of $163,698 and $26,571 for the periods ended March 31, 2014, and 2013, respectively. However, the beneficial conversion feature amortization of $123,363 and $5,397 recorded during the periods ended March 31, 2014 and 2013, respectively, were not recorded in interest expense; rather, they were recorded in depreciation and amortization expense.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY

Stock Issuance
The Company is authorized to issue up to 100,000,000 shares of its $.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock. The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment. The first installment was delivered effective September 16, 2011. As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date. The amount is recorded in common stock payable as of June 30, 2011. As of March 31, 2014 and December 31, 2013, stock payables were $16,800 and $16,800, respectively. The Company considered ASC 718-10-25-20 concluding that June 22, 2011 is the appropriate measurement date as the Company has received the goods, there is no significant disincentive to perform, and there is no future performance/service obligation on the part of the third party.

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
March 31, 2014
(Unaudited)

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

The Company granted 560,000 stock options during the year ended December 31, 2010. As of December 31, 2011, the stock options became fully vested and expensed accordingly. The Company did not grant any stock options for the three months ended March 31, 2014 or the year ended December 31, 2013. The weighted average assumptions used in the model are outlined in the following table:

December 31, 2010
Risk-free rate of interest	1.81%
Dividend yield	0%
Volatility of common stock	321.74%
Expected term	5.3125 years

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Stock-based compensation expense recognized in our statement of operations for the period ended March 31, 2014 and 2013, was $0 and $0, respectively.

The Company did not grant any warrants during the period ended March 31, 2014 or the year ended December 31, 2013.

Exercising of Stock Warrants and Options
For the period ended March 31, 2014 and the year ended December 31, 2013, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Income tax expense consists of California minimum franchise taxes of $800, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027. The accumulated net operating loss as of March 31, 2014 is approximately $1,024,428. The net operating loss as of December 31, 2013 was approximately $833,504. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:

	March 31, 2014	December 31, 2013

Deferred Tax Asset	$348,306	$283,391
Valuation Allowances	(348,306)	(283,391)
Total:	$-	$-

NOTE 12 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the period ended March 31, 2014 and March 31, 2013, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

Net loss per share for the period ending:

	March 31, 2014	March 31, 2013
Net Income/Loss	$(320,387)	$(316,697)

Weighted number of common shares outstanding – basic and fully diluted	99,938,817	72,413,732

Loss per share – basic and fully diluted	$(0.00)	$(0.00)

NOTE 13 — RELATED PARTY TRANSACTIONS

Convertible Note Payable – Related Party
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
March 31, 2014
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

The Company evaluated the Holland Family Trust Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $964,067 before and after modification to calculate the loss on modification of $1,529,210. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $2,493,277 which after deducting the face value of the note of $964,067 resulted in the loss on modification of $1,529,210. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of March 31, 2014 and December 31, 2013, there was $23,772 and $0, respectively, of accrued interest related to the Holland Family Trust Convertible Note.

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

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the three month period ended March 31, 2014, 46,613 of the discount was amortized; at March 31, 2014 and December 31, 2013, the remaining debt discount was $139,837 and 186,450, respectively. As of March 31, 2014 and December 31, 2013, there was $4,597 and $0, respectively, of accrued interest related to this Note.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the three month period ended March 31, 2014, 46,613 of the discount was amortized; at March 31, 2014 and December 31, 2013, the remaining debt discount was $139,837 and 186,450, respectively. As of March 31, 2014 and December 31, 2013, there was $4,597 and $0, respectively, of accrued interest related to this Note.

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

The Company evaluated the Mick Donahoo Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $70,649 before and after modification to calculate the loss on modification of $112,064. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $182,713 which after deducting the face value of the note of $70,649 resulted in the loss on modification of $112,064. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of March 31, 2014 and December 31, 2013, there was $1,742 and $0, respectively, of accrued interest related to this Note.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

The Company evaluated the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $46,532 before and after modification to calculate the loss on modification of $73,809. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $120,341 which after deducting the face value of the note of $46,532 resulted in the loss on modification of $73,809. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of March 31, 2014 and December 31, 2013, there was $1,147 and $0, respectively, of accrued interest related to this Note.

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
March 31, 2014
(Unaudited)

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

	Carrying Value March 31,	Fair Value Measurements at March 31, 2014
	2014	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable *	$1,174,473	$-	$-	$1,174,473
Convertible notes payable	$93,087	$-	$-	$93,087

	Carrying Value December 31,	Fair Value Measurements at December 31, 2013
	2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable *	$1,081,247	$-	$-	$1,081,247
Convertible notes payable	$62,950	$-	$-	$62,950

* - Related Party

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

The Company believes that the market rate of interest as of March 31, 2014 and December 31, 2013 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at March 31, 2014 and December 31, 2013.

NOTE 15 — SUBSEQUENT EVENTS

On April 25, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for additional consideration of $50,000 (Accredited Investor Note). The Accredited Investor Note has a maturity date of April 25, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

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

During our most recent fiscal quarter ended March 31, 2014, we generated revenues of $14,842 from the sales our games compared to $51,660 for the quarter ended March 31, 2013.

Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. Therefore, we no longer measure our success based upon the quantity of titles we launch, but rather on the data analytics reports we receive from monitoring our games during live production. During 2014, we anticipate continuing to release updates to Party Animals: Dance Battle and begin development and testing on one other free-to-play title.

During the quarter ended March 31, 2014, we generated a net loss of ($320,387). The net loss was primarily attributable to an increase in amortization and depreciations expenses as well as interest expenses, as described below.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Introduction

Our revenues for the three months ended March 31, 2014 were $14,842, compared to $51,660, for the three months ended March 31, 2013. We are continuing development on Party Animals, and released a major update in the first 3 months of 2014, and are continuing to obtain successful results from our initial testing.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, are as follows:

	3 Months Ended March 31, 2014	3 Months Ended March 31, 2013

Revenue	$14,842	$51,660
Costs and Expenses:
Cost of Sales – Product Development	21,075	102,037
Cost of Sales – Licensing	2,465	1,752
General & Administrative	138,878	231,560
Sales & Marketing	1,746	4,656
Amortization & Depreciation	129,463	5,902
Total Expense	293,627	345,907
Net Ordinary Income (Loss)	(278,785)	(294,247)
Interest Expense	(40,335)	(21,174)
Net Income before taxes	(319,120)	(315,421)
Income Tax Expense	1,267	1,276
Net Income (Loss)	$(320,387)	$(316,697)

Our revenues for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, decreased due to our focused efforts on building games in the free-to-play game genre, which has led to a decrease in revenue from our previously released game titles. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

Our operating expenses for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, decreased by $52,280. Our decreases in general and administrative expenses were primarily due to cost cutting measures affecting operating expenses, namely payroll. The increase in the amortization and depreciation expense for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 of $123,561 was due to certain promissory notes we issued in 2013 and 2014 which included debt discounts that were amortized during the three months ended March 31, 2014.

As a result of the above, our net loss increased from $316,697 for the three months ended March 31, 2013 to $320,387 for the three months ended March 31, 2014. We attribute this increase in our net loss to the increase in our operating expenses outlined above.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2014 was approximately $42,841, and our monthly cash flow burn rate is approximately $60,000. As a result, we have significant short-term cash needs. These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities. We intend to raise additional capital through the sale of our securities or borrowing from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2014 and December 31, 2013, respectively, are as follows:

	(Unaudited) March 31, 2014	December 31, 2013	Change

Cash	$42,841	$39,847	$2,994
Total Current Assets	65,340	65,740	(400)
Total Assets	71,988	78,488	(6,500)
Total Current Liabilities	2,119,177	1,955,290	163,887
Total Liabilities	$2,119,177	$1,955,290	$163,887

Our current assets decreased by $400 as of March 31, 2014 as compared to December 31, 2013, primarily because of a decrease in accounts receivable, net of $2,312, offset by the increase in Cash on hand of $2,994.

Our current liabilities increased by $163,887 as of March 31, 2014 as compared to December 31, 2013 primarily because of an increase in Accrued Interest of $40,329, or 26708%, and an increase in Convertible Note Payable, Related party, net of $93,226, or 9% and an increase in Convertible Note Payable of $30,137 or 48%.

Our total liabilities are stated as current as of March 31, 2014 as compared to December 31, 2013, and increased by $163,887 due to the increases in current liabilities described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We only had $42,841 in cash as of March 31, 2014. Therefore, based on our revenues, cash on hand and current monthly burn rate, around $60,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $147,006 for the three months ended March 31, 2014, as compared to $180,566 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the net cash used in operating activities consisted primarily of our net loss of $320,387 offset in part by amortization on debt discount of $123,363, and accrued interest – related party expenses of $35,800. For the three months ended March 31, 2013, the net cash used in operating activities consisted primarily of our net loss of $316,697 and capitalized production costs of $107,639, offset in part by loss on debt modification of $64,608, amortization of capitalized productions costs of $96,234 and accrued expenses of $63,025.

Investments

We had cash used by investing activities of $0 for the three months ended March 31, 2014, compared to $0 for the three months ended March 31, 2013.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2014 was $150,000, compared to $149,270 for the three months ended March 31, 2013. For the three months ended March 31, 2014, our financing activities consisted of borrowings of debt – third party of $150,000. For the three months ended March 31, 2013, our financing activities consisted of borrowings of debt – third party of $71,500 and borrowings of debt with a related party of $77,770.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2013.

(b) Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We were required to provide written documentation of key internal controls over financial reporting beginning with our three-month period ending March 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 5 Other Information

None.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 - Holland Family Trust

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.28 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_________
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

(6) Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7) Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

(8) Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.

(9) Incorporated by reference from Current Report on Form 8-K filed with the Commission on October 4, 2013.

(10) Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: May 15, 2014	By:	/s/ Craig Holland
	Its:	Craig Holland
President and Chief Executive Officer