Form 10-Q
period 2014-06-30
Freeze Tag, Inc.
filed 2014-08-14
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2014, there were 99,938,817 shares of common stock, $0.001 par value, issued and outstanding.

FREEZE TAG, INC.

PART I – FINANCIAL INFORMATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2013.

ITEM 1 Financial Statements

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$21,590	$39,847
Accounts Receivable, Net	16,766	17,709
(Net of Allowance of $5,600 and $5,600 as of June 30, 2014 and December 31, 2013, respectively)
Deferred Financing Costs	884	1,285
Prepaid Royalties	5,446	5,964
Prepaid Expenses	588	935
Total Current Assets	45,274	65,740

Fixed Assets, Net	228	828
(Net of depreciation of $9,549 and $8,949 as of June 30, 2014 and December 31, 2013, respectively)
Other Long-term Assets, Net	319	11,920
(Net of amortization of $87,332 and $75,732 as of June 30, 2014 and December 31, 2013 respectively)
TOTAL ASSETS	$45,821	$78,488

LIABILITIES & EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$103,772	$107,301
Accrued Compensation	75,187	73,109
Accrued Royalties	403,511	399,838
Accrued Interest	84,759	151
Accrued Expenses	434	748
Technology Payable	18,000	18,000
Unearned Royalties	207,264	211,946
Convertible Note Payable, Related Party, Net	1,267,698	1,081,247
(Net of debt discount of $186,450 and $372,900 as of June 30, 2014 and December 31, 2013, respectively)
Convertible Note Payable	163,949	62,950
(Net of debt discount of $247,494 and $48,493 as of June 30, 2014 and December 31, 2013, respectively)
Derivative Liabilities	494,641	-
Total Current Liabilities	2,819,215	1,955,290
Total Liabilities	2,819,215	1,955,290

Equity (Deficit)
Preferred Stock	1	-
$0.001 par value per share, 10,000,000 shares authorized, 1,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively
Common Stock	99,938	99,938
$0.001 par value per share, 500,000,000 shares authorized, 99,938,817 and 99,938,817 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)
Additional Paid-In Capital	3,715,262	3,734,563
Preferred Stock Payable	-	30,700
Common Stock Payable	16,800	16,800
Retained Deficit	(6,605,395)	(5,758,803)
Total Equity (Deficit)	(2,773,394)	(1,876,802)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$45,821	$78,488

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$13,102	$47,596	$27,944	$99,256

Costs and Expenses:
Cost of Sales - Product Development	25,392	102,836	46,467	204,873
Cost of Sales - Licensing	1,728	5,444	4,193	7,196
General & Administrative	134,017	116,142	272,895	283,094
Sales & Marketing	19,063	1,577	20,809	6,233
Amortization & Depreciation	159,236	8,557	288,699	14,459
Total Costs and Expenses	339,436	234,556	633,063	515,855
Operating Income/(Loss)	(326,334)	(186,960)	(605,119)	(416,599)
Interest Income/(Expense), net	(44,279)	(24,210)	(84,614)	(45,384)
Loss on Debt Modification	-	-	-	(64,608)
Derivative Expense	(18,702)	-	(155,592)	-
Income/Loss before taxes	(389,315)	(211,170)	(845,325)	(526,591)
Income Tax Expense	-	-	1,267	1,276
Net Income/(Loss)	$(389,315)	$(211,170)	$(846,592)	$(527,867)

Weighted number of common shares outstanding-basic and fully diluted	99,938,817	77,724,404	99,938,817	75,083,738
Income/ (Loss) per share-basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013

	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net Loss	$(846,592)	$(527,867)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	600	1,011
Amortization expense	11,600	11,815
Loss on debt modification	-	64,608
Amortization of capitalized production costs	-	193,273
Fair value of derivatives adjustments	155,592	-
Amortization on debt discount	276,499	13,449
Changes in operating assets and liabilities:
Accounts receivable	943	16,734
Prepaid Royalties	(365)	669
Prepaid Expenses	1,632	1,344
Capitalized Production Costs	-	(199,377)
Accounts Payable	(3,529)	(2,457)
Accrued interest - third party	12,498	2,475
Accrued interest - related party	72,110	37,903
Accrued Expenses	5,437	149,722
Unearned royalties	(4,682)	(24,477)
Net cash used by operating activities	(318,257)	(261,175)

Cash flows from Investing activities:
Cash used for purchasing fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Borrowings of debt - third party	300,000	71,500
Borrowings of debt - related party	-	168,670
Net cash provided by financing activities	300,000	240,170

Net decrease in cash	(18,257)	(21,005)
Cash at the beginning of the period	39,847	32,744
Cash at the end of the period	$21,590	$11,739

Non-cash transactions
Conversion of debt to common shares - third party	$-	$50,000
Conversion of accrued interest to common shares - third party	$-	$250
Conversion of accrued interest to debt - related party	$-	$5,429
Debt discount due to derivative	$289,049	$-
Issuance of preferred shares for preferred stock payable	$30,700	$-
Beneficial conversion feature	$-	$21,500

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
Statement of Shareholders' Equity (Deficit)
For the Year Ended December 31, 2013 (Audited) and the Six Months Ended June 30, 2014 (Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock	Preferred Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Payable	Capital	Deficit	Total
Balances as of December 31, 2012	-	$-	70,301,915	$70,302	$16,800	$-	$1,369,407	$(2,212,111)	$(755,602)

Stock issued for Conversion of Third Party Debt	-	-	27,605,014	27,605	-	-	43,895	-	71,500
Stock issued for Conversion of Third Party Accrued Interest	-	-	2,031,888	2,031	-	-	(291)	-	1,740
Beneficial Conversion Feature	-	-	-	-	-	-	444,400	-	444,400
Preferred Stock Payable to Related Party	-	-	-	-	-	30,700	-	-	30,700
Loss on Debt Modification	-	-	-	-	-	-	1,877,152	-	1,877,152
									-
Net Loss	-	-	-	-	-	-	-	(3,546,692)	(3,546,692)

Balances as of December 31, 2013	-	$-	99,938,817	$99,938	$16,800	$30,700	$3,734,563	$(5,758,803)	$(1,876,802)

Issuance of preferred shares for preferred stock payable	1,000	1	-	-	-	(30,700)	30,699	-	-

Beneficial Conversion Feature			-	-	-		(50,000)	-	(50,000)

Net loss	-	-	-	-	-	-	-	(846,592)	(846,592)

Balances as of June 30, 2014	1,000	$1	99,938,817	$99,938	$16,800	$-	$3,715,262	$(6,605,395)	$(2,773,394)

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
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
June 30, 2014
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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at June 30, 2014 and December 31, 2013 were insured. At June 30, 2014 and December 31, 2013, there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $5,600 and $5,600, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
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

During the period ended June 30, 2014, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 28.27%, Apple– 19.48% and Exent – 13.57% each respectively. During the period ended June 30, 2013, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 74.94%, and Exent – 12.58% each respectively.

At June 30, 2014, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent – 73.98%, Boonty – 13.73%, Denda – 11.02% and Apple – 10.21%. At December 31, 2013, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 50.4%, Big Fish Games – 10.7%.

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
June 30, 2014
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

Stock-based compensation expense recognized in the Company’s statements of operations for the periods ended June 30, 2014, and 2013, were $0 and $0, respectively.

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
June 30, 2014
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
June 30, 2014
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

At June 30, 2014, and December 31, 2013, current and long-term capitalized software development costs on the balance sheet were $0 and $0, respectively.

We recognized amortization expense of $0 and $193,273 for the periods ended June 30, 2014 and 2013, respectively.

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
June 30, 2014
(Unaudited)

Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

As of June 30, 2014 and December 31, 2013, prepaid royalties (or prepaid licensing fees) were $5,446, and $5,964, respectively.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

The fair value of the derivatives is estimated using a multinomial lattice model. The model is based on a probability weighted discounted cash flow model of future projections of the various potential outcomes. Some of the key assumptions include the likelihood of future financing, stock price volatility, and discount rates.

See Note 15 for detailed information on the Company’s derivative liabilities.

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
June 30, 2014
(Unaudited)

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

NOTE 3 — GOING CONCERN

As shown in the accompanying financial statements for the six month periods ending June 30, 2014 and June 30, 2013, we have incurred net losses of $846,592 and $527,867, respectively. As of June 30, 2014 our retained deficit is $6,605,395. During the period ended June 30, 2014 and the year ended December 3l, 2013, we experienced negative cash flows from operations largely due to our continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2014. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

NOTE 4 — OTHER ASSETS

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party, which included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock (Note 11) in exchange for the right, title, and interest in the Marishco Game Engine. The liability is payable in 24 installments of $1,500 per installment. The common stock is payable in eight quarterly installments of 12,000 shares per installment. As of June 30, 2014, the Company has issued a total of 48,000 shares to the unaffiliated third party and reduced common stock payable accordingly.

The game engine was amortized on a straight-line basis over the useful life of three years. For the periods ended June 30, 2014 and June 30, 2013 amortization expense was $11,600 and $11,600 respectively.

NOTE 5 — FIXED ASSETS

Fixed Assets, Net, consists of the following at:

	June 30, 2014	December 31, 2013

Computer Equipment	$5,347	$5,347
Communications Equipment	830	830
Software	3,600	3,600
Accumulated Depreciation	(9,549)	(8,949)
Total Fixed Assets, Net	$228	$828

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. All assets are currently depreciated over three years. For the six month periods ended June 30, 2014, and 2013, depreciation expense was $600 and $1,011, respectively.

NOTE 6 — ACCRUED COMPENSATION

Accrued Compensation Consists of the following at:

	June 30, 2014	December 31, 2013

Accrued Vacation	$75,187	$73,109
Total	$75,187	$73,109

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

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the six month period ended June 30, 2014, $93,225 of the debt discount was amortized; the remaining balance of the debt discount at June 30, 2014 was $93,225. For the periods ended June 30, 2014 and June 30, 2013 accrued interest expense was $9,246 and $0 respectively.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

TheCompany evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the six month period ended June 30, 2014, $93,225 of the debt discount was amortized; the remaining balance of the debt discount at June 30, 2014 was $93,225. For the periods ended June 30, 2014 and June 30, 2013 accrued interest expense was $9,246 and $0 respectively.

NOTE 7 — ACCRUED ROYALTIES AND UNEARNED ROYALTIES

AccruedRoyalties consists of money owed to other parties with whom we have revenue-sharing agreements or from whom we license certain trademarks or copyrights.

UnearnedRoyalties consists of royalties received from licensees, which have not yet been earned.

Accrued and Unearned Royalties consists of the following at:

	June 30, 2014	December 31, 2013

Accrued Royalties	$403,511	$399,838
Unearned Royalties	207,264	211,946
Total	$610,775	$611,784

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases
During 2013 we moved office locations to 18062 Irvine Blvd, Suite 103, Tustin, California, and entered into a three month lease. At the end of the three months (November 2013), the lease became a month-to-month lease with either party having the option to terminate with 30 days of notice. The Company or Company employees or contractors own all of the computer and office equipment that is used in the course of business. We do not have any lease agreements for any office equipment.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
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

As of June 30, 2014 and December 31, 2013, the Company recognized a current liability of $18,000 and $18,000, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded amortization of the debt discount of $0 and $215, respectively.

NOTE 9 — DEBT

Debt consists of the following at:

	June 30, 2014	December 31, 2013

Notes Payable-Convertible *	$1,454,147	$1,454,147
Notes Payable-Convertible-Third Party	411,444	111,443
Discounts on Convertible Notes Payable *	(186,450)	(372,900)
Discounts on Convertible Notes Payable	(247,494)	(48,493)
Total Debt, Net of Discounts	1,431,647	1,144,197
Less: Current, Net of Discounts	1,431,647	1,144,197
Long Term, Net of Discounts	$-	$-

* - Related Party

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

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
June 30, 2014
(Unaudited)

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

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note has a maturity date of December 31, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The Convertible Cowdell Note had accrued interest of $3,047 as of June 30, 2014 and $0 as of December 31, 2013.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

On December 20, 2013, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 1). The Accredited Investor Note 1 has a maturity date of December 20, 2014, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The note also includes conversion price reset features which are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

The derivative was valued at $50,453, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the period ended June 30, 2014, $24,247 was amortized from the debt discount. The debt discount had a balance at June 30, 2014 of $25,753. The Accredited Investor Note 1 had accrued interest of $2,630 as of June 30, 2014 and $151 as of December 31, 2013.

On January 6, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 2). The Accredited Investor Note 2 has a maturity date of January 6, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The note also includes conversion price reset features which are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

The derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. During the period ended June 30, 2014, $21,332 was amortized from the debt discount. The debt discount had a balance at June 30, 2014 of $23,161. The Accredited Investor Note 2 had accrued interest of $2,342 as of June 30, 2014.

On February 18, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 3). The Accredited Investor Note 3 has a maturity date of February 18, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The note also includes conversion price reset features which are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

The derivative was valued as of February 18, 2014 at $44,556, of which all was recorded as a debt discount. During the period ended June 30, 2014, $16,113 was amortized from the debt discount. The debt discount had a balance at June 30, 2014 of $28,443. The Accredited Investor Note 3 had accrued interest of $1,808 as of June 30, 2014.

On March 26, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 4). The Accredited Investor Note 4 has a maturity date of March 26, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The note also includes conversion price reset features which are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

The derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the period ended June 30, 2014, $13,151 was amortized from the debt discount. The debt discount had a balance at June 30, 2014 of $36,849. The Accredited Investor Note 4 had accrued interest of $1,315 as of June 30, 2014.

On April 25, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 5). The Accredited Investor Note 5 has a maturity date of April 25, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The note also includes conversion price reset features which are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

The derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the period ended June 30, 2014, $9,041 was amortized from the debt discount. The debt discount had a balance at June 30, 2014 of $40,959. The Accredited Investor Note 5 had accrued interest of $904 as of June 30, 2014.

On May 21, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor”) for consideration of $50,000 (Accredited Investor Note 6). The Accredited Investor Note 6 has a maturity date of May 21, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The note also includes conversion price reset features which are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

The derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the period ended June 30, 2014, $5,479 was amortized from the debt discount. The debt discount had a balance at June 30, 2014 of $44,521. The Accredited Investor Note 6 had accrued interest of $548 as of June 30, 2014.

On June 25, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor #2”) for consideration of $50,000 (Accredited Investor #2 Note 1). The Accredited Investor #2 Note 1 has a maturity date of June 25, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year. The note also includes conversion price reset features which are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

The derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the period ended June 30, 2014, $685 was amortized from the debt discount. The debt discount had a balance at June 30, 2014 of $49,315. The Accredited Investor Note 6 had accrued interest of $55 as of June 30, 2014.

Total Accrued interest for the above third party convertible notes is $12,347 and $151 as of June 30, 2014 and December 31, 2013, respectively.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

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

The Company evaluated the Holland Family Trust Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $964,067 before and after modification to calculate the loss on modification of $1,529,210. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $2,493,277 which after deducting the face value of the note of $964,067 resulted in the loss on modification of $1,529,210. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of June 30, 2014 and December 31, 2013, there was $47,807 and $0, respectively, of accrued interest related to the Holland Family Trust Convertible Note.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the six month period ended June 30, 2014, $93,225 of the discount was amortized; at June 30, 2014 and December 31, 2013, the remaining debt discount was $93,225 and $186,450, respectively. As of June 30, 2014 and December 31, 2013, there was $9,246 and $0, respectively, of accrued interest related to this Note.

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

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the six month period ended June 30, 2014, $93,225 of the discount was amortized; at June 30, 2014 and December 31, 2013, the remaining debt discount was $93,225 and $186,450, respectively. As of June 30, 2014 and December 31, 2013, there was $9,246 and $0, respectively, of accrued interest related to this Note.

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

The Company evaluated the Mick Donahoo Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $70,649 before and after modification to calculate the loss on modification of $112,064. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $182,713 which after deducting the face value of the note of $70,649 resulted in the loss on modification of $112,064. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of June 30, 2014 and December 31, 2013, there was $3,503 and $0, respectively, of accrued interest related to this Note.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
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

The Company evaluated the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $46,532 before and after modification to calculate the loss on modification of $73,809. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $120,341 which after deducting the face value of the note of $46,532 resulted in the loss on modification of $73,809. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of June 30, 2014 and December 31, 2013, there was $2,307 and $0, respectively, of accrued interest related to this Note.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $361,112 and $58,833 for the periods ended June 30, 2014, and 2013, respectively. However, the beneficial conversion feature amortization of $276,498 and $13,449 recorded during the periods ended June 30, 2014 and 2013, respectively, were not recorded in interest expense; rather, they were recorded in depreciation and amortization expense.

NOTE 10 — STOCKHOLDERS’ EQUITY

Stock Issuance
The Company is authorized to issue up to 500,000,000 shares of its $.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

On June 22, 2011, the Company entered into a technology transfer agreement with an unaffiliated third party included a liability in the amount of $36,000 (Note 9) and 96,000 shares of common stock. The liability of $36,000 was recorded net of a debt discount of $2,834 which was included in additional paid in capital at June 30, 2011. The common stock is payable in eight quarterly installments of 12,000 shares per installment. The first installment was delivered effective September 16, 2011. As the third party has no future performance obligation, the Company valued the 96,000 shares at $33,600 based on the closing price of $0.35 per share on the measurement date. The amount is recorded in common stock payable as of June 30, 2011. As of June 30, 2014 and December 31, 2013, stock payables were $16,800 and $16,800, respectively. The Company considered ASC 718-10-25-20 concluding that June 22, 2011 is the appropriate measurement date as the Company has received the goods, there is no significant disincentive to perform, and there is no future performance/service obligation on the part of the third party.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

On January 29, 2013, in conjunction with the First Hanover Note, the updated agreement modified the debt to make it convertible into common stock of the Company at 55 percent times the lowest trading price of the five trading days preceding the conversion date. The Company compared the value of the debt modified of $50,000 before and after modification to calculate the loss on modification of $64,608. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $114,608, which after deducting the face value of the note of $50,000 resulted in the loss on modification of $64,608. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of Hanover. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

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

On December 18, 2013, the Company authorized 1,000 shares of Series A Preferred Stock to be granted to Craig Holland as additional stock based compensation. The 1,000 shares grant the holder to have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $30,700 and was recorded on the grant date as a preferred stock payable to Craig Holland. During the six months ended June 30, 2014, the preferred shares were issued, eliminating the preferred stock payable.

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
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
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

The Company granted 560,000 stock options during the year ended December 31, 2010. As of December 31, 2011, the stock options became fully vested and expensed accordingly. The Company did not grant any stock options for the three months ended June 30, 2014 or the year ended December 31, 2013. The weighted average assumptions used in the model are outlined in the following table:

December 31, 2010
Risk-free rate of interest	1.81%
Dividend yield	0%
Volatility of common stock	321.74%
Expected term	5.3125 years

Stock-based compensation expense recognized in our statement of operations for the period ended June 30, 2014 and June 30, 2013, was $0 and $0, respectively.

The Company did not grant any warrants during the period ended June 30, 2014 or the year ended December 31, 2013.

Exercising of Stock Warrants and Options
For the period ended June 30, 2014 and the year ended December 31, 2013, no shares of common stock were issued on the cashless exercise of warrants or options.

A summary of the status of the warrants and options issued by the Company as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Number of Warrants & Options	Weighted Average Exercise Price	Number of Warrants & Options	Weighted Average Exercise Price
Outstanding at beginning of year	560,000	$0.10	560,000	$0.10
Granted	-	-	-	-
Exercised for cash	-	-	-	-
Exercised for cashless	-	-	-	-
Expired and cancelled	-	-	-	-
Outstanding, end of period	560,000	$0.10	560,000	$0.10

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

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

Income tax expense consists of California minimum franchise taxes of $800, Delaware state taxes of $489, and back taxes owed of $837. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2027. The accumulated net operating loss as of June 30, 2014 is approximately $1,230,341. The net operating loss as of December 31, 2013 was approximately $833,504. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

Deferred tax asset and the valuation account consists of the following at:

	June 30, 2014	December 31, 2013

Deferred Tax Asset	$418,316	$283,391
Valuation Allowances	(418,316)	(283,391)
Total:	$-	$-

NOTE 12 — EARNINGS (LOSS) PER COMMON SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the period ended June 30, 2014 and June 30, 2013, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

Net loss per share for the period ending:

	June 30, 2014	June 30, 2013
Net Income/Loss	$(846,592)	$(527,867)

Weighted number of common shares outstanding – basic and fully diluted	99,938,817	75,083,738

Loss per share – basic and fully diluted	$(0.01)	$(0.01)

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

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

The Company evaluated the Holland Family Trust Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $964,067 before and after modification to calculate the loss on modification of $1,529,210. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $2,493,277 which after deducting the face value of the note of $964,067 resulted in the loss on modification of $1,529,210. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of June 30, 2014 and December 31, 2013, there was $47,807 and $0, respectively, of accrued interest related to the Holland Family Trust Convertible Note.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
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

The Company evaluated the Accrued Salary Note to Craig Holland and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the six month period ended June 30, 2014, $93,225 of the discount was amortized; at June 30, 2014 and December 31, 2013, the remaining debt discount was $93,225 and 186,450, respectively. As of June 30, 2014 and December 31, 2013, there was $9,246 and $0, respectively, of accrued interest related to this Note.

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

The Company evaluated the Accrued Salary Note to Mick Donahoo and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450. During the six month period ended June 30, 2014, $93,225 of the discount was amortized; at June 30, 2014 and December 31, 2013, the remaining debt discount was $93,225 and 186,450, respectively. As of June 30, 2014 and December 31, 2013, there was $9,256 and $0, respectively, of accrued interest related to this Note.

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

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

The Company evaluated the Mick Donahoo Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $70,649 before and after modification to calculate the loss on modification of $112,064. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $182,713 which after deducting the face value of the note of $70,649 resulted in the loss on modification of $112,064. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of June 30, 2014 and December 31, 2013, there was $3,503 and $0, respectively, of accrued interest related to this Note.

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

The Company evaluated the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. The Company compared the value of the debt modified of $46,532 before and after modification to calculate the loss on modification of $73,809. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $120,341 which after deducting the face value of the note of $46,532 resulted in the loss on modification of $73,809. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable is convertible into common stock at the discretion of the Holland Family Trust. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash. As of June 30, 2014 and December 31, 2013, there was $2,307 and $0, respectively, of accrued interest related to this Note.

Preferred Stock Payable – Related Party
On December 18, 2013, the Company authorized 1,000 shares of Series A Preferred Stock to be granted to Craig Holland as additional stock based compensation. The 1,000 shares grant the holder to have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $30,700 and was recorded on the grant date as a preferred stock payable to Craig Holland. During the six months ended June 30, 2014, the preferred shares were issued, eliminating the preferred stock payable.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis:

	Carrying Value	Fair Value Measurements at June 30, 2014
	June 30, 2014	Level 1	Level 2	Level 3	Losses (Gains)
Liabilities:
Derivatives	$494,641	$-	$-	$494,641	$8,437

Fair Value Measurements at
Carrying Value	December 31, 2013
December, 31, 2013	Level 1	Level 2	Level 3	Losses (Gains)

$-	$-	$-	$-	$-

The Company believes that the market rate of interest as of June 30, 2014 and December 31, 2013 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at June 30, 2014 and December 31, 2013.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 9 under Debt, the Company issued convertible notes payable that contain anti-dilutive, or down round, price protection. Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company recorded a derivative liability for the price protection provisions issued within the convertible debt transactions.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At June 30, 2014 and December 31, 2013, the Company recorded current derivative liabilities of $494,641 and $0. The net change in fair value of the derivative liabilities for the six months ended June 30, 2014 and June 30, 2014 was a loss $8,437 and $0, respectively, which were reported as other income/(expense) in the statements of operations.

The following table presents details of the Company’s derivative liabilities as of June 30, 2014 and December 31, 2013:

Total
Balance December 31, 2013	$-
Issuances in derivative value due to new security issuances of notes	486,204
Change in fair market value of derivative liabilities	8,437
Balance June 30, 2014	$494,641

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

●	Stock prices on all measurement dates were based on the fair market value
●	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature
●	The probability of future financing was estimated at 100%
●	Computed volatility ranging from 335% to 357%

See Note 14 for a discussion of fair value measurements.

NOTE 16 — RESTATEMENT OF FINANCIAL STATEMENTS

On or about August 11, 2014, management and the Company concluded that the Company should restate derivative related charges in connection with convertible debt issued during the first quarter of 2014. The Company’s method of valuing the convertible debt did not include recognition of derivative liabilities associated with the issuance of the convertible debt.

The cumulative effect of this change through March 31, 2014 is a $10,951 increase in convertible debts payable, a $325,939 increase in derivatives, a $336,890 increase in current and total liabilities, a decrease of $200,000 in additional paid-in capital, and a $136,890 increase in the Company’s net loss. The change had no effect on the Company's reported cash flows. Unaudited Tables detailing the effect of the error on the Company’s previously filed financial statements for the quarter ended March 31, 2014 are included below.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
MARCH 31, 2014 BALANCE SHEET

	As filed	Adjustments	Restated

ASSETS
Current Assets
Cash	$42,841	$-	$42,841
Accounts Receivable, Net	15,397	-	15,397
(Net of Allowance of $5,600)
Deferred Financing Costs	948	-	948
Prepaid Royalties	5,670	-	5,670
Prepaid Expenses	484	-	484
Total Current Assets	65,340	-	65,340

Fixed Assets, Net	528	-	528
(Net of depreciation of $9,249)
Other Long-term Assets, Net	6,120	-	6,120
(Net of amortization of $40,580)
TOTAL ASSETS	$71,988	$-	$71,988

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$103,411	$-	103,411
Accrued Compensation	77,638	-	77,638
Accrued Royalties	402,011	-	402,011
Accrued Interest	40,480	-	40,480
Accrued Expenses	556	-	556
Technology Payable	18,000	-	18,000
Unearned Royalties	209,521	-	209,521
Convertible Note Payable, Related Party, Net	1,174,473	-	1,174,473
(Net of debt discount of $279,674)
Convertible Note Payable	93,087	10,951	93,087
(Net of debt discount of $168,356)
Derivatives	-	325,939	325,939
Total Current Liabilities	2,119,177	336,890	2,456,067
Total Liabilities	2,119,177	336,890	2,456,067

Equity (Deficit)
Preferred Stock	-	-	-
$0.001 par value per share, 10,000,000 shares authorized, 1000 shares issued and outstanding as of March 31, 2014 and December 31, 2013
Common Stock	99,938	-	99,938
$0.001 par value per share, 500,000,000 shares authorized, 99,938,817 and 99,938,817 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively
Additional Paid-In Capital	3,884,563	(200,000)	3,684,563
Preferred Stock Payable	30,700	-	30,700
Common Stock Payable	16,800	-	16,800
Retained Deficit	(6,079,190)	(136,890)	(6,216,080)
Total Equity (Deficit)	(2,047,189)	(336,890)	(2,384,079)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$71,988	$-	$71,988

The accompanying notes are an integral part of the financial statements.

FREEZE TAG, INC.
(a Delaware corporation)
Notes to the Financial Statements
June 30, 2014
(Unaudited)

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014
(Unaudited)

	As Filed	Adjustments	Restated
Revenues	$14,842	$-	$14,842

Costs and Expenses:
Cost of Sales - Product Development	21,075	-	21,075
Cost of Sales - Licensing	2,465	-	2,465
General & Administrative	138,878	-	138,878
Sales & Marketing	1,746	-	1,746
Amortization & Depreciation	129,463	136,890	266,353
Total Expense	293,627	136,890	430,517
Net Ordinary Income/Loss	(278,785)	(136,890)	(415,675)
Interest Income/(Expense), net	(40,335)	-	(40,335)
Net Income/Loss before taxes	(319,120)	(136,890)	(456,010)
Income Tax Expense	1,267	-	1,267
Net Income/Loss	$(320,387)	(136,890)	$(457,277)

Weighted number of common shares outstanding-basic and fully diluted	99,938,817	99,938,817	99,938,817
Income/ (Loss) per share-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

NOTE 17 — SUBSEQUENT EVENTS

On July 15, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor #2”) for additional consideration of $50,000 (Accredited Investor #2 Note 2). The Accredited Investor #2 Note 2 has a maturity date of July 15, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

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

During our most recent fiscal quarter ended June 30, 2014, we generated revenues of $13,102 from the sales our games compared to $47,596 for the quarter ended June 30, 2013.

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

During the quarter ended June 30, 2014, we generated a net loss of ($389,315). The net loss was primarily attributable to an increase in amortization and depreciations expenses as well as interest expenses, as described below.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Introduction

Our revenues for the three months ended June 30, 2014 were $13,102, compared to $47,596, for the three months ended June 30, 2013. We are continuing development on Party Animals, and released two additional updates in the 2nd quarter of 2014, and have an additional update in submission with Apple as of the writing of this document. We anticipate that we will launch the game worldwide before the end of the year.

Revenues and Income (Loss) from Operations

Our revenues, costs and expenses, and net ordinary income (loss) from operations for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, are as follows:

	3 Months Ended June 30, 2014	3 Months Ended June 30, 2013

Revenue	$13,102	$47,596
Costs and Expenses:
Cost of Sales – Product Development	25,392	102,836
Cost of Sales – Licensing	1,728	5,444
General & Administrative	134,017	116,142
Sales & Marketing	19,063	1,577
Amortization & Depreciation	159,236	8,557
Total Expense	339,436	234,556
Net Ordinary Income (Loss)	(326,334)	(186,960)
Interest Expense	(44,279)	(24,210)
Derivative Expense	(18,702)	-
Net Loss before taxes	(389,315)	(211,170)
Income Tax Expense	0	0
Net Income (Loss)	$(389,315)	$(211,170)

Our revenues for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, decreased due to our focused efforts on building games in the free-to-play game genre, which has led to a decrease in revenue from our previously released game titles. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

Our general and administrative expenses for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, increased by $17,875. Our increases in general and administrative expenses were primarily due to an increase in PR services and Payroll Expense. Sales and marketing expenses for the three months ended June 30, 2014 compared to the three months ended June 30. 2013 increased by $17,486 due to promotional and research efforts related to acquiring users and game testing Party Animals: Dance Battle. The increase in the amortization and depreciation expense for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 of $150,679 was due to certain promissory notes we issued in 2013 and 2014 which included debt discounts that were amortized during the three months ended June 30, 2014.

As a result of the above, our net loss increased from $211,170 for the three months ended June 30, 2013 to $389,315 for the three months ended June 30, 2014. We attribute this increase in our net loss to the increase in our expenses outlined above.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2014 was $21,590, and our monthly cash flow burn rate is approximately $53,000. As a result, we have significant short-term cash needs. These needs are being satisfied through cash flows from our operations, as well as proceeds from the sales of our securities. We intend to raise additional capital through the sale of our securities or borrowing from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2014 and December 31, 2013, respectively, are as follows:

	(Unaudited) June 30, 2014	December 31, 2013	Change

Cash	$21,590	$39,847	$(18,257)
Total Current Assets	45,274	65,740	23,466)
Total Assets	45,821	78,488	(32,667)
Total Current Liabilities	2,819,215	1,955,290	863,925
Total Liabilities	$2,819,215	$1,955,290	$863,925

Our current assets decreased by $23,466 as of June 30, 2014 as compared to December 31, 2013, primarily because of a decrease in cash of $18,257.

Our current liabilities increased by $863,925 as of June 30, 2014 as compared to December 31, 2013 primarily because of an increase in Accrued Interest of $84,608, an increase in Convertible Note Payable, Related party, net of $186,451, an increase in Convertible Note Payable of $100,999 and an increase in Derivative Liabilities by $494,641.

Our total liabilities are stated as current as of June 30, 2014 as compared to December 31, 2013, and increased by $863,925 due to the increases in current liabilities described above.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We only had $21,590 in cash as of June 30, 2014. Therefore, based on our revenues, cash on hand and current monthly burn rate, around $53,000 per month, we will need to continue borrowing from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $318,257 for the six months ended June 30, 2014, as compared to $261,175 for the six months ended June 30, 2013. For the six months ended June 30, 2014, the net cash used in operating activities consisted primarily of our net loss of $852,056 offset in part by fair value of derivative adjustments of $161,056, amortization on debt discount of $276,499, and accrued interest – related party of $72,110. For the six months ended June 30, 2013, the net cash used in operating activities consisted primarily of our net loss of $527,867 and capitalized production costs of $199,377, offset in part by loss on debt modification of $64,608, amortization of capitalized productions costs of $193,273 and accrued expenses of $149,722.

Investments

We had cash used by investing activities of $0 for the six months ended June 30, 2014, compared to $0 for the six months ended June 30, 2013.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2014 was $300,000, compared to $240,170 for the six months ended June 30, 2013. For the six months ended June 30, 2014, our financing activities consisted of borrowings of debt – third party of $300,000. For the six months ended June 30, 2013, our financing activities consisted of borrowings of debt – third party of $71,500 and borrowings of debt with a related party of $168,670.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended June 30, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2013.

(b) Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We were required to provide written documentation of key internal controls over financial reporting beginning with our three-month period ending June 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Freeze Tag, Inc.

Dated: August 14, 2014	By:	/s/ Craig Holland
Craig Holland
	Its:	President and Chief Executive Officer