Form 10-Q
period 2014-09-30
Freeze Tag, Inc.
filed 2014-11-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2014, there were 184,518,250 shares of common stock, $0.001 par value, issued and outstanding.

FREEZE TAG, INC.

TABLE OF CONTENTS

QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2014 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2013.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash	$14,069	$39,847
Accounts receivable, net of allowance of $5,600	15,657	17,709
Prepaid expenses and other current assets	6,073	8,184
Total current assets	35,799	65,740

Property and equipment, net	-	828

Other assets, net	319	11,920

	$36,118	$78,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$104,932	$107,301
Accrued expenses	487,136	491,695
Accrued interest payable	61,456	151
Unearned royalties	205,282	211,946
Convertible notes payable, related party, net of discount	1,433,030	1,081,247
Convertible notes payable, net of discount	267,010	62,950
Derivative liabilities	495,809	-
Total current liabilities	3,054,655	1,955,290

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized, 99,938,817 shares issued and outstanding	99,938	99,938
Additional paid-in capital	3,715,263	3,734,563
Preferred stock payable – related party	-	30,700
Common stock payable	16,800	16,800
Accumulated deficit	(6,850,538)	(5,758,803)
Total stockholders’ deficit	(3,018,537)	(1,876,802)

	$36,118	$78,488

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$10,506	$29,862	$38,450	$129,118

Operating costs and expenses:
Cost of sales	38,928	76,930	89,588	288,999
Selling, general and administrative expenses	120,234	89,598	413,938	378,925
Depreciation and amortization expense	228	506	12,428	1,516

Total operating costs and expenses	159,390	167,034	515,954	669,440

Loss from operations	(148,884)	(137,172)	(477,504)	(540,322)

Other income (expense):
Interest expense, net	(245,091)	(32,687)	(606,204)	(91,520)
Loss on debt modification	-	-	-	(64,608)
Gain (loss) on change in derivative liabilities	148,832	-	(6,760)	-

Total other income (expense)	(96,259)	(32,687)	(612,964)	(156,128)

Loss before income taxes	(245,143)	(169,859)	(1,090,468)	(696,450)
Provision for income taxes	-	-	1,267	1,276

Net loss	$(245,143)	$(169,859)	$(1,091,735)	$(697,726)

Weighted average number of common shares outstanding – basic and diluted	99,938,817	80,188,138	99,938,817	78,437,367

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,091,735)	$(697,726)
Adjustments to reconcile net loss to net cashused by operating activities:
Depreciation and amortization expense	12,429	281,623
Amortization of debt discount to interest expense	472,785	21,500
Loss on change in derivative liability	6,760	-
Loss on debt modification	-	64,608
Changes in operating assets and liabilities:
Accounts receivable, net	2,052	21,534
Prepaid expenses and other current assets	2,111	3,249
Other assets	-	(278,965)
Accounts payable	(2,369)	(430)
Accrued expenses	(4,559)	217,287
Accrued interest payable	133,412	68,306
Unearned royalties	(6,664)	(27,964)

Net cash used by operating activities	(475,778)	(326,978)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Borrowings of debt	450,000	71,500
Borrowings of debt – related party	-	229,270

Net cash provided by financing activities	450,000	300,770

Net decrease in cash	(25,778)	(26,208)
Cash at the beginning of the period	39,847	32,744

Cash at the end of the period	$14,069	$6,536

Non-cash transactions:
Conversion of debt to common shares	$-	$71,500
Conversion of accrued interest to common shares	-	1,740
Conversion of accrued interest to debt – related party	72,107	5,429
Debt discount due to derivative	489,049	-
Issuance and retirement of preferred shares for preferred stock payable	30,700	-
Beneficial conversion feature	50,000	21,500

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

NOTE 1 – THE COMPANY

Freeze Tag, Inc. (the “Company”) is a leading creator of mobile social games that are fun and engaging for all ages. Based on a free-to-play business model that has propelled games like Candy Crush Saga to worldwide success, the Company employs state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy the Company’s games for free, or they can purchase virtual items and additional features within the game to increase the fun factor. The Company’s games encourage players to compete and engage with their friends on major social networks such as Facebook and Twitter. Founded by gaming industry veterans, Freeze Tag has launched several successful mobile games including the number one hit series Victorian Mysteries® and Unsolved Mystery Club®, as well as digital entertainment like Etch A Sketch®. Freeze Tag games have been downloaded millions of times from the Apple, Amazon and Google app stores.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements for the nine-month periods ended September 30, 2014 and 2013, the Company incurred net losses of $1,091,735 and $697,726, respectively. As of September 30, 2014, the Company’s accumulated deficit is $6,850,538. During the period ended September 30, 2014 and the year ended December 3l, 2013, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2015. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2014	2013

Accrued vacation	$64,215	$73,109
Accrued royalties	404,921	399,838
Technology payable	18,000	18,000
Other	-	748

	$487,136	$491,695

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $205,282 and $211,946 at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Related Party

Convertible notes payable, related party consisted of the following at:

	September 30,	December 31,
	2014	2013
Convertible note payable to the Holland Family Trust, maturing on September 30, 2015, with interest at 10%	$222,572	$964,067
Convertible note payable to Craig Holland, maturing on September 30, 2015, with interest at 10%	813,602	-
Convertible note payable to Craig Holland, maturing on December 31, 2014, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2014, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2014, with interest at 10%	46,532	46,532
Convertible note payable to Mick Donahoo, maturing on December 31, 2014, with interest at 10%	70,649	70,649
Total	1,526,255	1,454,148
Less discount	(93,225)	(372,901)

	$1,433,030	$1,081,247

The “Holland Family Trust Convertible Note” is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the date of conversion. “Fixed Conversion Price” shall mean $0.00005.

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which has been extended to September 30, 2015. As of September 30, 2014 and December 31, 2013, there was no accrued interest related to the Holland Family Trust Convertible Note.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the “Holland Transferred Convertible Note”). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which has been extended to September 30, 2015.

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note (the “Holland Accrued Salary Note”) and converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note (the “Donahoo Accrued Salary Note”). The Holland Accrued Salary Note and the Donahoo Accrued Salary Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005.

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450 for each note. During the nine month period ended September 30, 2014, a total of $139,838 of the discount was amortized for each note; at September 30, 2014 and December 31, 2013, the remaining debt discount for each note was $46,612 and $186,450, respectively. As of September 30, 2014 and December 31, 2013, there was $13,945 and $0, respectively, of accrued interest related to each of the notes.

On December 31, 2013, the Company converted a note payable to Mick Donahoo of $55,250 and accrued interest of $15,399 into a new convertible related party note in the amount of $70,649 (the “Mick Donahoo Convertible Note”).

On December 31, 2013, the Company converted a note payable to Craig Holland of $35,100 and accrued interest of $11,432 into a new convertible related party note in the amount of $46,532 (the “Craig Holland Convertible Note”).

The Mick Donahoo Convertible Note and the Craig Holland Convertible Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005.

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of September 30, 2014 and December 31, 2013, there was a total of $8,764 and $0, respectively, of accrued interest payable related to these notes.

Total accrued interest payable for the above related party convertible notes was $36,655 and $0 as of September 30, 2014 and December 31, 2013, respectively.

Non-Related Party

Convertible notes payable consisted of the following at:

	September 30,	December 31,
	2014	2013
Convertible note payable to Robert Cowdell, maturing on December 31, 2014, with interest at 10%	$61,443	$61,443
Convertible note payable to an accredited investor, maturing on December 20, 2014, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on January 6, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on February 18, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on March 26, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on April 25, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on May 21, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on June 25, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on July 15, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on August 19, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on September 17, 2015, with interest at 10%	50,000	-
Total	561,443	111,443
Less discount	(294,433)	(48,493)

	$267,010	$62,950

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The Convertible Cowdell Note had accrued interest of $4,596 as of September 30, 2014 and $0 as of December 31, 2013.

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

The convertible notes to an accredited investor (the “Accredited Investor”) were issued in $50,000 tranches in December 2013 and January, February, March, April, May, June, July and August 2014. Each note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The notes also include conversion price reset features that are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

The December 2013 derivative was valued at $50,453, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2014, $36,370 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $12,123. The December 2013 note had accrued interest of $3,890 as of September 30, 2014 and $151 as of December 31, 2013.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. During the nine months ended September 30, 2014, $27,344 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $11,946. The January 2014 note had accrued interest of $3,603 as of September 30, 2014.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, of which all was recorded as a debt discount. During the nine months ended September 30, 2014, $27,344 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $17,212. The February 2014 note had accrued interest of $3,069 as of September 30, 2014.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2014, $25,753 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $24,247. The March 2014 note had accrued interest of $2,575 as of September 30, 2014.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2014, $21,644 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $28,356. The April 2014 note had accrued interest of $2,165 as of September 30, 2014.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2014, $18,082 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $31,918. The May 2014 note had accrued interest of $1,808 as of September 30, 2014.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2014, $13,288 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $36,712. The June 2014 note had accrued interest of $1,315 as of September 30, 2014.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2014, $10,548 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $39,452. The July 2014 note had accrued interest of $1,041 as of September 30, 2014.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2014, $5,753 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $44,247. The August 2014 note had accrued interest of $562 as of September 30, 2014.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2014, $1,781 was amortized from the debt discount. The debt discount had a balance at September 30, 2014 of $48,219. The September 2014 note had accrued interest of $178 as of September 30, 2014.

Total accrued interest payable for the above non-related party convertible notes was $20,206 and $151 as of September 30, 2014 and December 31, 2013, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $606,204 and $91,520 for the nine months ended September 30, 2014, and 2013, respectively.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis at September 30, 2014:

	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$495,809	$-	$-	$495,809	$6,760

We had no assets or liabilities measured at fair value at December 31, 2013.

The Company believes that the market rate of interest as of September 30, 2014 and December 31, 2013 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at September 30, 2014 and December 31, 2013.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 4, Convertible Notes Payable, the Company issued convertible notes payable to non-related parties that contain anti-dilutive, or down round, price protection. Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company recorded a derivative liability for the price protection provisions issued within the convertible debt transactions.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At September 30, 2014 and December 31, 2013, the Company recorded current derivative liabilities of $495,809 and $0. The net change in fair value of the derivative liabilities for the nine months ended September 30, 2014 and 2013 was a loss $6,760 and $0, respectively, which were reported as other income/(expense) in the statements of operations.

The following table presents details of the Company’s derivative liabilities for the nine months ended September 30, 2014:

Balance, December 31, 2013	$-
Increases in derivative value due to new issuances of notes	489,049
Change in fair value of derivative liabilities	6,760

Balance, September 30, 2014	$495,809

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value
•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 315% to 335%

See Note 6 for a discussion of fair value measurements.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Issuances

The Company is authorized to issue up to 500,000,000 shares of its $.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of September 30, 2014 and December 31, 2013, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

On December 18, 2013, the Company authorized 1,000 shares of Series A Preferred Stock to be granted to Craig Holland as additional stock based compensation. The 1,000 shares grant the holder to have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $30,700 and was recorded on the grant date as a preferred stock payable to Mr. Holland. During the nine months ended September 30, 2014, the preferred shares were issued, eliminating the preferred stock payable. Subsequently on September 30, 2014, Mr. Holland tendered the 1,000 shares of preferred stock and they were cancelled by the Company.

2006 Stock Option Plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of the period ended September 30, 2014, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company did not grant any stock options or warrants during the nine months ended September 30, 2014 and did not record any stock-based compensation expense during the nine months ended September 30, 2014 and 2013.

A summary of the status of the options and warrants issued by the Company as of September 30, 2014, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2013	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2014	560,000	$0.10

NOTE 8 – LOSS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options, warrants and rights outstanding using the treasury stock method and the average market price per share during the period.

For the three months and nine months ended September 30, 2014 and 2013, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties, net of discount, totaling $1,433,030 and $1,081,247 as of September 30, 2014 and December 31, 2013, respectively. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $36,655 and $0 as of September 30, 2014 and December 31, 2013, respectively.

As of December 31, 2013, the Company had a preferred stock payable to a related party of $30,700. The preferred stock payable was eliminated during the nine months ended September 30, 2014 when the shares were issued to the related party. The shares were subsequently returned to the Company and cancelled. See Note 7 for further discussion of this related party transaction.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its financial statements.

The Company does not believe that any of the other recent accounting pronouncements are applicable or material to the Company’s financial statements.

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS

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

FREEZE TAG, INC.
(A DELAWARE CORPORATION)
MARCH 31, 2014 BALANCE SHEET

	As filed	Adjustments	Restated

ASSETS
Current Assets
Cash	$42,841	$-	$42,841
Accounts Receivable, Net	15,397	-	15,397
(Net of Allowance of $5,600)
Deferred Financing Costs	948	-	948
Prepaid Royalties	5,670	-	5,670
Prepaid Expenses	484	-	484
Total Current Assets	65,340	-	65,340

Fixed Assets, Net	528	-	528
(Net of depreciation of $9,249)
Other Long-term Assets, Net	6,120	-	6,120
(Net of amortization of $40,580)
TOTAL ASSETS	$71,988	$-	$71,988

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$103,411	$-	$103,411
Accrued Compensation	77,638	-	77,638
Accrued Royalties	402,011	-	402,011
Accrued Interest	40,480	-	40,480
Accrued Expenses	556	-	556
Technology Payable	18,000	-	18,000
Unearned Royalties	209,521	-	209,521
Convertible Note Payable, Related Party, Net	1,174,473	-	1,174,473
(Net of debt discount of $279,674)
Convertible Note Payable	93,087	10,951	93,087
(Net of debt discount of $168,356)
Derivatives	-	325,939	325,939
Total Current Liabilities	2,119,177	336,890	2,456,067
Total Liabilities	2,119,177	336,890	2,456,067

Equity (Deficit)
Preferred Stock $0.001 par value per share, 10,000,000 shares authorized, 1000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-	-
Common Stock $0.001 par value per share, 500,000,000 shares authorized, 99,938,817 and 99,938,817 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	99,938	-	99,938
Additional Paid-In Capital	3,884,563	(200,000)	3,684,563
Preferred Stock Payable	30,700	-	30,700
Common Stock Payable	16,800	-	16,800
Retained Deficit	(6,079,190)	(136,890)	(6,216,080)
Total Equity (Deficit)	(2,047,189)	(336,890)	(2,384,079)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$71,988	$-	$71,988

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

NOTE 12 – SUBSEQUENT EVENTS

On October 15, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor #2”) for additional consideration of $50,000 (Accredited Investor #2 Note 5). The Accredited Investor #2 Note 5 has a maturity date of October 15, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s Common Stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

On October 14, 2014, an accredited investor (the “Accredited Investor #1”) converted $4,700 principal and $384 accrued interest into 4,919,735 shares of our common stock.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of our common stock.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of our common stock.

On November 10, 2014, the Company issued a convertible note to an accredited investor (the “Accredited Investor #2”) for additional consideration of $100,000 (Accredited Investor #2 Note 6). The Accredited Investor #2 Note 6 has a maturity date of November 10, 2015, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s Common Stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also bears interest at the rate of 10% per year.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

The following discussion and analysis of our financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed financial statements and related notes located elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

During our most recent fiscal quarter ended September 30, 2014, we generated revenues of $10,506 from the sales our games compared to $29,862 for the quarter ended September 30, 2013.

Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. Therefore, we no longer measure our success based upon the quantity of titles we launch, but rather on the metrics we receive as we monitor and try to improve upon our games in the market. On November 6, 2014, we released our most recent update to Party Animals: Dance Battle and began a worldwide (English only) promotion and press campaign of the game. During the remainder of 2014 and into 2015, we anticipate continuing to release updates to Party Animals: Dance Battle and begin development and testing on one other free-to-play title.

During the quarter ended September 30, 2014, we generated a net loss of $245,143, primarily attributable to increases in depreciation and amortization expense and interest expense, as described below.

Going Concern Uncertainty

As shown in the accompanying financial statements for the nine-month periods ended September 30, 2014 and 2013, we have incurred net losses of $1,091,735 and $697,726, respectively. As of September 30, 2014 our accumulated deficit is $6,850,538. During the period ended September 30, 2014 and the year ended December 3l, 2013, we experienced negative cash flows from operations largely due to our continued investment in the development of games for smartphones and tablets, which we expect to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing our game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and to successfully execute our plans to return to positive cash flows during fiscal 2015. At this time we do not believe we will be able to completely fund our operations from our sales during fiscal 2015. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Results of Operations for the Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

Revenues

Our revenues decreased $19,356 to $10,506 for the three months ended September 30, 2014 from $29,862 for the three months ended September 30, 2013 and decreased $90,668 to $38,450 for the nine months ended September 30, 2014 from $129,118 for the nine months ended September 30, 2013. Our revenues decreased due to our focused efforts on building games in the free-to-play game genre. Previously, the majority of our released game titles were “pay-per-download”, where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

We are continuing development on Party Animals (one of our free-to-play games). We released an update in the third quarter of 2014, and have released the game for Worldwide (English language only) distribution as of November 6, 2014.

Operating Costs and Expenses

Our cost of sales decreased $38,002 to $38,928 for the three months ended September 30, 2014 from $76,930 for the three months ended September 30, 2013 and decreased $199,411 to $89,588 for the nine months ended September 30, 2014 from $288,999 for the nine months ended September 30, 2013. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design. The decrease in cost of sales is due primarily to the decrease in sales and our change in game development focus discussed above.

Our selling, general and administrative expenses increased $30,636 to $120,234 for the three months ended September 30, 2014 from $89,598 for the three months ended September 30, 2013 and increased $35,013 to $413,938 for the nine months ended September 30, 2014 from $378,925 for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses was primarily due to an increase in public relations services and payroll expense. Our sales and marketing also increased due to promotional and research efforts related to acquiring users and game testing Party Animals: Dance Battle.

Our depreciation and amortization expense decreased $278 to $228 for the three months ended September 30, 2014 from $506 for the three months ended September 30, 2013 and increased $10,912 to $12,428 for the nine months ended September 30, 2014 from $1,516 for the nine months ended September 30, 2013. The increase in depreciation and amortization on a year-to-date basis was due to amortization of certain technology in the current year.

Other Income (Expense)

Our interest expense increased $212,404 to $245,091 for the three months ended September 30, 2014 from $32,687 for the three months ended September 30, 2013 and increased $514,684 to $606,204 for the nine months ended September 30, 2014 from $91,520 for the nine months ended September 30, 2013. The increase in interest expense is due to the increase in our debt in the current year and the related debt discounts that are amortized to interest expense.

Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. We reported a gain on change in derivative liability of $148,832 for the three months ended September 30, 2014 and a loss on change in derivative liability of $6,760 for the nine months ended September 30, 2014. We reported no gain or loss on change in derivative liability for the three months and nine months ended September 30, 2013.

Net Loss

As a result of the above, our net loss increased to $245,143 for the three months ended September 30, 2014 from $169,859 for the three months ended September 30, 2013 and increased to $1,091,735 for the nine months ended September 30, 2014 from $697,726 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Introduction

As of September 30, 2014, we had current assets of $35,799 and current liabilities of $3,054,655, resulting in a working capital deficit of $3,018,856. In addition, we had an accumulated deficit of $6,850,538 and a total stockholders’ deficit of $3,018,537 at September 30, 2014.

During the three months ended September 30, 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of September 30, 2014 was $14,069, and our monthly cash flow burn rate is approximately $56,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used cash of $475,778 in operating activities for the nine months ended September 30, 2014 as a result of our net loss of $1,091,735 and decreases in accounts payable of $2,369, accrued expenses of $4,559 and unearned royalties of $6,664, partially offset by non-cash expenses totaling $491,974, decreases in accounts receivable, net of $2,052 and prepaid expenses and other current assets of $2,111, and an increase in accrued interest payable of $133,412.

By comparison, we used cash of $326,978 in operating activities for the nine months ended September 30, 2013 as a result of our net loss of $697,726, increase in other assets of $278,965 and decreases in accounts payable of $430 and unearned royalties of $27,964, partially offset by non-cash expenses totaling $367,731, decreases in accounts receivable, net of $21,534 and prepaid expenses and other current assets of $3,249, and increases in accrued expenses of $217,287 and accrued interest payable of $68,306.

We had no cash provided by or used by investing activities for the nine months ended September 30, 2014 and 2013.

We had net cash provided by financing activities of $450,000 for the nine months ended September 30, 2014 comprised of borrowings of debt – proceeds from the issuance of short-term convertible notes payable to non-related parties.

By comparison, we had net cash provided by financing activities of $300,770 for the nine months ended September 30, 2013 comprised of borrowings of debt from non-related parties of $71,500 and borrowings of debt from related parties of $229,270.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosures required by this item.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2014, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, we engaged an outside financial consultant to address the material weaknesses in internal controls over financial reporting that we have previously reported related to insufficient segregation of duties and the documentation, evaluation and testing of internal controls. The financial consultant now allows us to further segregate the preparation and review of key account analyses and reconciliations, more timely close our quarterly accounting records and prepare our quarterly financial statements, and improve our documentation of material transactions.

Other than the changes reported in the preceding paragraph, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2014, we cancelled a $964,069 principal amount convertible promissory note we previously issued to the Holland Family Trust for amounts loaned to us. As of September 30, 2014 we owed $72,107 in interest under the promissory note. In exchange, on September 30, 2014, we issued two convertible promissory notes, one to the Holland Family Trust, an entity which Craig Holland is the successor trustee, in the principal amount of $222,572, and one to Craig Holland, our Chief Executive Officer, in the principal amount of $813,602. Both promissory notes mature on September 30, 2015. Under the terms of both promissory notes, the amounts due are convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for our common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the date of conversion. “Fixed Conversion Price” shall mean $0.00005. The issuance of both promissory notes was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investors were accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

On July 8, 2014, we entered into two agreements with Think Gaming, Inc., one a User Acquisition Services Agreement (the “User Agreement”) and the other a Mobile Advertising User Sharing Agreement (the “Data Agreement”). Under the agreements Think Gaming will assist us in acquiring and managing user acquisition. Under the Data Agreement, Think Gaming will analyze user data to help us determine the profile of the type of user most likely to purchase our games and then help us find out those users’ online profile. Under the User Agreement, Think Gaming will assist us in creating a user acquisition plan in terms of advertising and media. Under the agreements we are required to pay Think Gaming fifteen percent (15%) of the amount we spend to acquire users under the plan they develop. If they do not develop a plan and/or we do not spend money to advertise for user acquisition we will not owe Think Gaming any money under the agreements, other than potentially expenses.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.28*	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.29*	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: November 14, 2014		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer

