Form 10-K
period 2014-12-31
Freeze Tag, Inc.
filed 2015-03-31
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code: (714) 210-3850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2014: $476,685 as based on the closing price of $0.0075 on June 30, 2014 of our common stock. The voting stock held by non-affiliates on that date consisted of 63,558,061 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2015, there were 211,710,840 shares of common stock, par value $0.001, issued and outstanding.

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

We have also announced our intention to grow the company through acquisition. We feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross promotional opportunities to achieve great results for our customers and shareholders.

Free-to-play Business Model

The free-to-play business model for games was pioneered on the PC platform and has exploded globally on the mobile platform. The free-to-play model allows users to download and play an enjoyable, but limited, portion of a game for free. If the user wants to access premium features or special virtual items to increase the fun factor, then the user is required to pay, usually $0.99 per feature or item or $0.99 for a bundle of virtual items. For example, if a player has run out of “lives” or “moves” in a game, the player is given two options: 1) Wait for the lives to re-charge which involves waiting but no expense of money or virtual currency; 2) Spend money or virtual currency to buy additional “lives” and keep playing immediately.

In a just a few years, the free-to-play business model has proven to be a very successful model for mobile games. The revenue potential of a game largely depends on the addictiveness of the game and the game creator’s proprietary techniques for encouraging the player to make a purchase decision – without overly offending the player. The potential for rapidly spreading the game through social networks and small in-game purchases adds up to a very sizeable business opportunity. One of the top grossing games in 2013, owned and marketed by King Digital, one of our competitors, is called Candy Crush Saga, a seemingly simple game where a user combines 3 or more color candies on a puzzle board to get points. Think Gaming, a service that analyzes and consults to mobile “freemium” game makers, publishers and investors, estimates that Candy Crush Saga grossed over $771,000 per day in 2013, or over $280 million per year, with a life-time user revenue of merely $3.00 from in-game purchases.

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

In the future, the majority of Freeze Tag mobile games will be based on the free-to-play model. In addition, we believe that games are more fun with friends, so we connect our players with major social networks such as Facebook and Twitter to enhance the games’ addictiveness, enjoyment and world-of-mouth referrals. In executing our business model, we have previously employed a proprietary game engine and real-time data analytics to dynamically optimize the gaming experience for revenue generation. In the future, we will continue to employ our game engine, but in an effort to more quickly develop games by using outside studios and outside talent, we have made a shift to developing games using the Unity Development platform. Unity (www.unity3d.com) has become the development platform of choice for many game studios, and allows us to quickly access additional talent in game development. We will also utilize other technologies in their native development environment (such as HTML5) as circumstances dictate. This shift will allow us to find the best development teams, engineering teams, and partners to help us quickly deploy our games.

Explosive Growth for Mobile Games

According to a 2013 report from Newzoo, in 2013 the mobile games market generated $12.3 billion, or 17.4% of all global game revenues. By 2016, mobile games are forecast to account for 27.8% of global game revenues, or $23.9 billion, translating into a compound annual growth rate (CAGR) of 27.3%. This is almost four times higher than the game industry as a whole (6.7%), which includes traditional blockbuster titles such as Grand Theft Auto, Call of Duty and Super Mario.

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

These 2013 market statistics from Newzoo describe a very exciting and growing global mobile game market:

•	Of the 1.2 billion gamers worldwide, 966 million, or 78%, already play mobile games.
•	368 million consumers worldwide, or 38% of all mobile gamers, spend a monthly average of $2.78 on or in mobile games. By 2016, it is forecast these figures will amount to, respectively, 50% and $3.07.
•	With 48% of the global revenue, the Asia-Pacific region is by far the biggest market for mobile games.
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

The Freeze Tag Strategy

In targeting the global market for mobile games, we are highly focused on developing mobile social games that are casual, fun and engaging for all ages and gender. The free-to-play business model combined with the use of best-in-class development environments (be it the Freeze Tag Game Engine, Unity3D, or Native HTML5 or other technology) and Analytics and Deployment tools, allows us to systematically launch, optimize and monetize our games. We design our games to be never ending entertainment that our users will enjoy playing and be willing to pay us $0.99 from time-to-time for special features and virtual items to keep having fun. We believe that the free-to-play model should not be run as a sprint but rather as a marathon. Over the span of several months, or even years, each game is continuously subject to this optimization process to increase user enjoyment and financial return to the company.

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

The fragmentation in the Android platform continues to drive porting costs to new levels. Porting costs relate to expenses incurred in changing our games so that they can operate on other hardware and software platforms. For this reason, we usually launch our new titles on the iOS platform first to save the trouble and expense of porting over and over again on multiple devices. Once a game is tuned properly on the iOS platform, then we will invest the time and effort necessary to port the title to the Android platform. Our porting efforts will be reduced somewhat, as we employ the use of the Unity3D Game Engine to do our development work. We do not envision the fragmentation of the Android market to change any time soon, so we anticipate that we will continue to incur porting costs and evaluate business opportunities on the various Android storefronts on a case by case basis.

User Acquisition

In the free-to-play business model, a constant stream of new players is necessary to be successful. So, we have partnered with advertising networks and lead generation companies such as Tapjoy, Ad Colony and Facebook (to name a few). We also employ data analytics to determine which creative messages and which lead referral sources are bringing in the most players who spend money in our games.

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

The following graphic, developed by XEODesign identifies the approach to creating free-to-play games that are fun and engaging to consumers.

THE 4 Emotions THAT MONETI$E F2P GAMES

Top grossing Free-to-Play games use four emotions to drive player spending.

START

78% of King's revenue comes from in game purchases. b.

Curiosity
pulls the player into the store wondering how the item adds to the fun

$300M amount King spent on data analysis in 2013. a.

WARNING! Money erodes trust

Desire
for collectables, packs, and special deals encourages spending

30% of players delete games because they are too addictive. d.

Amusement
and free gifts create feelings of friendship instead of corporate greed

$5M Supercell earned in 1 day. a.

BEWARE! Paying to progress reduces fiero*

Frustration
increases impulse to buy as long as its not pay to win

34% of the fun comes from in game purchases. d.

STEPS TO SUCCESS
1. Make the store a fun place.
2. Offer options to play OR pay to progress in game.
3. Amuse players with story and customization.
4. Show players that you care, with gifts and exciting events.

Total revenue 2013
$1.9B
$1.5B
$892M
King
GungHo
Supercell
a.

79%

of US App Store revenue is from microtransactions. c.

Call us for help monetizing your game.

XEODESIGN®
1 510 658 8077
XEODESIGN.COM
info@xeodesign.com

Unlocking human potential through play

* Fiero is the feeling of triumph. a. Financial Times b. Guardian c. Venturebeat d. XEODesign Research

There are many techniques for generating free-to-play revenue. They range from a simple static “pay to access more levels” model to a more dynamic model where player behaviors are systematically analyzed to strategically introduce purchase options to help the user enjoy more of the game. Freeze Tag dynamically optimizes a game’s CLV by integrating two important elements: (1) Data Analytics and (2) a Dynamic Game Engine (whether it be the Freeze Tag Game Engine, Unity3D, or other native development environment).

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

Dynamic Game Engine(s)

Over the years, we have developed a proprietary dynamic game engine (Freeze Tag Engine) that allows us to make changes to game play and game economies on-the-fly, in most cases, without requiring the download of another update. We also integrate several business analytics packages, and other key game management tools into our games that provide us with real time data to measure detailed player behavior, and respond directly to that behavior. Starting in 2014 and continuing forward, we have also begun to use the Unity3D Development Engine (www.unity3d.com). We have optimized and are continuing to optimize this engine in many of the same ways that our own engine was optimized. Using Unity3D has allowed us to shift from focus on developing our own engine to acquiring and allocating our resources mainly on game development.

Platform Portability - Dynamic Game Engine(s)

Over the years, the Freeze Tag Game Engine has allowed us to the ability to port across multiple platforms using a single codebase. In 2014, and now into 2015, we looked at the option of growing our own internal team (using the Freeze Tag Game Engine), versus outsourcing more development using either external teams, or contracting with independent developers to work on our games. We decided to utilize the latter approach and look to contract outside teams and outside contractors, maintaining a smaller internal team. We then made the decision to switch a larger portion of our development efforts to a different engine (Unity3D was our choice), one that was widely used, and one that we could draw from a larger pool of talent to quickly develop games. Unity3D also offers platform portability, with the ability to build games that can quickly be ported to iOS, Android, Mac, PC, and HTML5 (still limited).

As we continue our development efforts in 2015, our approach is to review the technical requirements of the game we want to develop, then make a decision as to which Game Engine is the most appropriate to implement for that development effort. Currently, we are using Unity3D for most of our efforts.

As we make decisions about which Game Engine to employ, here are a few of the things that we look to have:

•	A single codebase that can be easily ported to other platforms
•	Ability to “bolt on” other technologies and codes to easily integrate with other SDK’s, platforms and special needs
•	Interface easily with scalable backend databases and architecture
•	Easily localized into new languages
•	Updates can be pushed to the game allowing us to change things like:

•	adding new characters
•	changing the values in the economy
•	updating text
•	messaging users (in game) about new features
•	instigating a social network based contest

Integrated Feedback Mechanisms

We aim to also integrate feedback mechanisms into our games to provide incentive for our players to communicate their favorite features and any technical difficulties they may be experiencing. By combining dynamic gaming technology and data analytics into one integrated business process, we can optimize the “fun” factor for our players and maximize our revenue potential.

Product Development

We have learned that establishing and following a fairly rigid process is essential to producing commercially successful products, regardless of the platform. The process all begins with the creative development process. The chart below describes the approach we use to filter ideas and make final decisions on which games we will actually produce. After choosing the game that we will focus on, we write a detailed design document. A thorough design document ensures that all of those involved in the creation of the game have a common reference source throughout the production process. Also critical to producing high quality games, a test plan accompanies every design document. Not only do we test for bugs, but also we test the game for usability. Since most casual gamers do not want to read instructions, it is critical that the finished game be easy to play by just tapping at objects on the screen.

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

From a technology standpoint, we use a development methodology referred to as “agile development,” which focuses on short development and feedback cycles, leading to shortened development times. Because of this, our costs are reduced, and the availability of an almost unlimited number of engineers and programmers makes our development time shorter than most development studios. We use technologies (such as our own Freeze Tag Game Engine and Unity3D) that allow us to build games that will run on multiple platforms, including PC, Mac, Apple iOS and Android.

Competition

The business of mobile games is very competitive. New products are introduced frequently and the platforms and devices change rapidly. To be successful in this crowded marketplace, we have to entice consumers to play our games based on the quality and “fun” of the experience. Players evaluate our games based on the game play, graphics quality, the music and sound effects and the efficiency and clarity of our software engineering and user interface design.

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

In addition to attacking the high growth devices and digital distribution channels, we are creating original intellectual property. Wherever possible, we own registered trademark protection for properties we develop. As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties. We are investing in trademark protection to create game brands and protect them. For example, we have received approval from the United States Patent and Trademark office to register Party Animals®, Unsolved Mystery®, Unsolved Mystery Club®, Ancient Astronauts®, Victorian Mysteries®, Grimm Reaper® and Rocket Weasel® for all gaming platforms. These marks will assist us in defending against copycats who may try to incorporate these terms into their game titles.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot be assured that we will prevail in any intellectual property dispute. If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party.

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

Description of Property

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis.

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

We have incurred losses in every year of our operations, including net losses of $1,355,030 and $3,546,692 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, our accumulated deficit was $7,113,833. We have received convertible debt financing at the end of 2013 and during 2014, which in effect, saved our company. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for development, marketing and hosting of our games. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development and commercialization of our games. These activities are costly and require significant investment.

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

To date we have relied on cash flow from operations, funding from our founders, and debt financing to fund operations. We have extremely limited cash liquidity and capital resources. Our cash on hand as of December 31, 2014, was $14,688, and our monthly cash flow burn rate is approximately $56,000. For the year ended December 31, 2014, our revenue was $53,677.

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

Raising capital by borrowing could be risky.

If we were to raise capital by borrowing to fund our operations or acquisitions, it could be risky. Borrowing typically results in less dilution than in connection with equity financings, but it also would increase our risk, in that cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi equity accommodations. These risks could materially adversely affect our company and the trading price of our common stock.

Our financing decisions may be made without Stockholder approval.

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters, are determined by our board of directors in its discretion, in many cases without any notice to or vote by our stockholders. This could materially adversely affect our company and the trading price of our common stock.

Our independent registered public accounting firm has expressed doubts about our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2014 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

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

As of December 31, 2014, there were 184,518,250 outstanding shares of Common Stock and no outstanding shares of Series A Preferred Stock (“Series A Preferred”). Our officers and directors own a significant portion of the common stock vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property and technology, including both internally developed technology and technology licensed from third parties. To the extent we are able to do so, in order to protect our proprietary rights, we will rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions and licensing agreement. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;
•	Issued trademarks and registered copyrights may not provide us with any competitive advantages;
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop;
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products; or

We may not be able to afford to pay the costs associated with protecting our intellectual property rights.

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

Risk Factors Relating to Future Acquisitions

We may not be able to identify, negotiate, finance or close future acquisitions.

A significant component of our growth strategy focuses on acquiring additional companies or assets. We may not, however, be able to identify, audit, or acquire companies or assets on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common Stock.

We may acquire businesses without any apparent synergies with our casual games related operations.

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

We may not be able to properly manage multiple businesses.

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

We may not be able to successfully integrate new acquisitions.

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

Our acquisitions of businesses may be extremely risky and we could lose all of our investments.

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

Future acquisitions may fail to perform as expected.

Future acquisitions may fail to perform as expected. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our company and the trading price of our Stock.

Competition may result in overpaying for acquisitions.

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

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating acquisitions.

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

The nature of our proposed future operations is speculative and will depend to a great extent on the businesses which we acquire.

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

We may make actions that will not require our stockholders’ approval.

The terms and conditions of any acquisition could require us to take actions that would not require stockholder approval. In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require our stockholders’ approval even if these actions dilute our shareholders’ economic or voting interest.

Our investigation of potential acquisitions will be limited.

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

We will have only a limited ability to evaluate the directors and management of potential acquisitions.

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

We will be dependent on outside advisors to assist us.

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

We may be unable to protect or enforce the intellectual property rights of any target business that we acquire or the target business may become subject to claims of intellectual property infringement.

After completing a business combination, theprocurement and protection of trademarks, copyrights, patents, domain names, and trade secrets may be critical to our success.We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have an adverse effect on our competitive position and business. Further, depending on the target business or businesses that we acquire, it is likely that we will have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. These factors could negatively impact our company and the trading price of our stock.

Integrating acquired businesses may divert our management’s attention away from our day-to-day operations and harm our business.

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

We may fail to manage our growth effectively.

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

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses.

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

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We believe we will not be subject to regulation underthe Investment Company Act insofar as we will not be engaged in the business of investing or trading in securities. However, in the event that we engage in businesscombinations which result in us holding passive investment interests in a number of entities, we may become subject to regulation under the Investment Company Act. In such event, we may be required to register as an investment company and may incur significant registration and compliance costs. We have obtained no formal determination from the government as to our status under the Investment Company Act, and consequently, any violation of such Act might subject us to material adverse consequences.

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

We have the right to issue additional shares of common stock and preferred stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

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

As of the end of the period covered by this report, we have current outstanding non-affiliate debt obligations totaling approximately $412,841, which are convertible into our common stock. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock.

As of the end of the period covered by this report, we have outstanding non-affiliate debt obligations totaling approximately $412,841, which are convertible into our common stock. Although under the terms of the agreement, the number of shares of common stock issuable upon the conversion of any portion of the notes, cannot exceed an amount that would cause the beneficial ownership of the debt holder and its affiliates to own more than 4.99% of our outstanding shares of Common Stock, the issuance of almost 5% of our outstanding common stock in a short period time, possibly happening multiple times, would cause substantial dilution to our shareholders. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. We evaluated the convertible notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, do not constitute a derivative liability as we have obtained authorization from a majority of our shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be made available or issuable for settlement to occur.

Sales of our stock could cause the trading price of our stock to fall.

Sellers of our stock might include convertible debt securities as discussed above, our existing stockholders who have held our stock for years, persons and entities who acquire our stock as consideration for services they provide to our company, or our directors, officers or employees who might receive and then exercise stock options and simultaneously sell our stock. Since the trading volume of our stock is typically very low, any sales or attempts to sell our stock, or the perception that sales or attempts to sell our stock could occur, could adversely affect the trading price of our stock.

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

ITEM 2 – PROPERTIES

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780.  We currently lease approximately 900 sq. ft. of office space on a month to month basis for $0.83 sq/ft.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted for trading on the OTC Bulletin Board and now OTC Markets / OTC Pink tier since June 2011. Our current trading symbol is “FRZT.” Since our stock has been quoted there has been limited volume.

The following table sets forth the high and low bid information for each quarter within the fiscal year ended December 31, 2014, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2013	First Quarter	$0.0380	$0.0080
	Second Quarter	$0.0099	$0.0033
	Third Quarter	$0.0075	$0.0018
	Fourth Quarter	$0.0040	$0.0013

2014	First Quarter	$0.0116	$0.0010
	Second Quarter	$0.0140	$0.0031
	Third Quarter	$0.0075	$0.0016
	Fourth Quarter	$0.0056	$0.0016

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

Holders

As of December 31, 2014, there were 184,518,250 shares of our common stock outstanding held by approximately 126 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2014: $476,685 as based on the closing price of $0.0075 on June 30, 2014 of our common stock. The voting stock held by non-affiliates on that date consisted of 63,558,061 shares of common stock.

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

Non-Qualified Stock Option Plan

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan. Pursuant to the Plan, we reserved 2,920,500 shares (post-split) of our common stock to be issued to employees and consultants for services rendered to the company. As of December 31, 2008, we had issued options to acquire a total of 1,247,850 shares (post-split) of our common stock to seven of our employees and/or consultants. Effective as of October 15, 2009, all seven of the option holders converted their options into a total of 1,123,065 shares of our common stock. Because of the 5.31-for-one forward stock split of our common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of the period ended December 31, 2014, there were 560,000 options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

As of December 31, 2014, we had the following options outstanding:

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

On October 23, 2014, Craig Holland converted $35,000 principal and $2,838 accrued interest into 39,829,849 restricted shares of our common stock at a conversion price of $0.00095 per share.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,838 accrued interest into 39,829,849 restricted shares of our common stock at a conversion price of $0.00095 per share.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. Many investors represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities. In most cases, we made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. All securities issued were restricted with an appropriate restrictive legend on certificates issued stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Freeze Tag, Inc. for the year ended December 31, 2014 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

During our most recent fiscal year ended December 31, 2014, we generated revenues of $53,677 from the sales of our games compared to $145,904 for the year ended December 31, 2013.

Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. Therefore, we no longer measure our success based upon the quantity of titles we launch, but rather on the metrics we receive as we monitor and try to improve upon our games in the market. On November 6, 2014, we released our most recent update to Party Animals: Dance Battle and began a worldwide (English only) promotion and press campaign of the game. In fiscal year 2015, we anticipate continuing to release updates to Party Animals: Dance Battle and begin development and testing on at least four other titles with a goal to release one title per quarter.

During the year ended December 31, 2014, we generated a net loss of $1,355,030, primarily attributable to increases in selling, general and administrative expenses and interest expense, as described below.

Going Concern Uncertainty

As shown in the accompanying financial statements, we incurred net losses of $1,355,030 and $3,546,692 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, our accumulated deficit was $7,113,833. During the years ended December 3l, 2014 and 2013, we experienced negative cash flows from operations largely due to continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and in successfully executing our plans to return to positive cash flows during fiscal 2015. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of our cash balances at December 31, 2014 and December 31, 2013 were insured. At December 31, 2014 and 2013, there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $5,600.

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

At December 31, 2014, our primary distributors that represented 10% or more of our revenues were: Big Fish Games – 25.29%, RealNetworks – 18.90%, Exent – 13.35%, Apple – 11.53% and Amazon - 11.01%. At December 31, 2013, our primary distributors that represented 10% or more of our revenues were: Big Fish Games – 30.12%, Avanquest – 19.45%, Exent – 12.67% and Apple – 11.06%.

At December 31, 2014, our primary distributors and partners that represented 10% or more of our accounts receivable were: Exent – 71.43%. At December 31, 2013, our primary distributors and partners that represented 10% or more of our accounts receivable were: Exent - 50.4% and Big Fish Games – 10.7%.

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

We recognized stock-based compensation expense in our statements of operations of $0 and $30,700 for the years ended December 31, 2014 and 2013, respectively.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis at December 31, 2014:

	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$438,374	$-	$-	$438,374	$(241,154)

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

We evaluated the future recoverability of capitalized software development costs and intellectual property licenses on an annual basis. For products that had been released in prior years, the primary evaluation criterion is actual title performance. For products that were scheduled to be released in future years, recoverability was evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright was to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel was based.

We recognized no impairment expense, related to capitalized software development costs, in our statements of operations for the years ended December 31, 2014 and 2013.

Based on the previous trends in our business, management had determined the expected shelf life of the majority of a game’s revenue would be realized over a three year period for free-to-play apps. Therefore, we had determined the appropriate amortization period for expensing capitalized production costs to be three years or thirty-six months from date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) would be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2014 and 2013, we had no capitalized software development costs on our balance sheet. We recognized amortization expense of $11,601 and $321,183 for the years ended December 31, 2014 and 2013, respectively. In addition, due to the change in business plan, the Company wrote off capitalized production costs of $862,658 during the year ended December 31, 2013.

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

As of December 31, 2014 and 2013, prepaid royalties (or prepaid licensing fees) were $4,936 and $5,964, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance, and creates a Topic 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2. Identify the performance obligations in the contract.

Step 3. Determine the transaction price.

Step 4. Allocate the transaction price to the performance obligations in the contract.

Step 5. Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not yet determined how its consolidated financial statements will be affected by the adoption of ASU 2014-09.

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

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Our revenues decreased $92,227 to $53,677 for the year ended December 31, 2014 from $145,904 for the year ended December 31, 2013. Our revenues decreased due to our focused efforts on building games in the free-to-play game genre. Previously, the majority of our released game titles were “pay-per-download”, where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do.  Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

We are continuing development on Party Animals (one of our free-to-play games). We released an update in the third quarter of 2014, and have released the game for Worldwide (English language only) distribution as of November 6, 2014. We are currently working on two other free-to-play titles, with the goal of releasing four titles in 2015.

Operating Costs and Expenses

Our cost of sales decreased $1,054,470 to $165,768 for the year ended December 31, 2014 from $1,220,238 for the year ended December 31, 2013. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design. The decrease in cost of sales is due primarily to the decrease in sales and our change in game development focus discussed above.

Our selling, general and administrative expenses increased $92,278 to $566,288 for the year ended December 31, 2014 from $474,010 for the year ended December 31, 2013. The increase in selling, general and administrative expenses was primarily due to an increase in public relations services and payroll expense. Our sales and marketing also increased due to promotional and research efforts related to acquiring users and game testing Party Animals: Dance Battle.

Our depreciation and amortization expense decreased $12,599 to $12,429 for the year ended December 31, 2014 from $25,028 for the year ended December 31, 2013. The decrease in depreciation and amortization 2014 was due to our property and equipment being fully depreciated and to lower amounts of technology subject to amortization.

Other Income (Expense)

Our interest expense increased $808,943 to $903,811 for the year ended December 31, 2014 from $94,868 for the year ended December 31, 2013. The increase in interest expense is due to the increase in our convertible debt in the current year and the related debt discount that is amortized to interest expense.

Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. We reported a gain on change in derivative liability of $241,154 for the year ended December 31, 2014. We reported no gain or loss on change in derivative liability for the year ended December 31, 2013.

We reported a loss on debt modification of $1,877,152 for the year ended December 31, 2013. No debt was modified that resulted in income or loss for the year ended December 31, 2014.

Net Loss

As a result of the above, our net loss decreased to $1,355,030 for the year ended December 31, 2014 from $3,546,692 for the year ended December 31, 2013.

Liquidity and Capital Resources

Introduction

As of December 31, 2014, we had current assets of $39,130 and current liabilities of $3,230,924, resulting in a working capital deficit of $3,191,794. In addition, we had an accumulated deficit of $7,113,833 and a total stockholders’ deficit of $3,191,794 at December 31, 2014.

During the year ended December 31, 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of December 31, 2014 was $14,688, and our monthly cash flow burn rate is approximately $56,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $675,159 in operating activities for the year ended December 31, 2014 as a result of our net loss of $1,355,030, non-cash gain of $241,154, an increase in prepaid and other current assets of $61, and a decrease in unearned royalties of $9,447, partially offset by non-cash expenses totaling $728,727, decreases in accounts receivable, net of $1,512 and other assets of $319, and increases in accounts payable of $8,849, accrued expenses of $3,620 and accrued interest payable of $187,506.

By comparison, we used net cash of $379,017 in operating activities for the year ended December 31, 2013 as a result of our net loss of $3,546,692, increase in other assets of $351,861 and decreases in accounts payable of $510 and unearned royalties of $28,255, partially offset by non-cash expenses totaling $3,140,483, decreases in accounts receivable, net of $23,103 and prepaid expenses and other current assets of $2,871, and increases in accrued expenses of $289,037 and accrued interest payable of $92,807.

We had no net cash provided by or used in investing activities for the years ended December 31, 2014 and 2013.

We had net cash provided by financing activities of $650,000 for the year ended December 31, 2014 comprised of borrowings of debt – proceeds from the issuance of short-term convertible notes payable to non-related parties.

By comparison, we had net cash provided by financing activities of $386,120 for the year ended December 31, 2013 comprised of borrowings of debt from non-related parties of $121,500 and borrowings of debt from related parties of $264,620.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Freeze Tag, Inc.

We have audited the accompanying balance sheets of Freeze Tag, Inc. (“the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freeze Tag, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2015

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$14,688	$39,847
Accounts receivable, net of allowance of $5,600	16,197	17,709
Prepaid expenses and other current assets	8,245	8,184
Total current assets	39,130	65,740

Property and equipment, net	-	828

Other assets, net	-	11,920

	$39,130	$78,488
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$116,150	$107,301
Accrued expenses	495,315	491,695
Accrued interest payable – related party	68,106	-
Accrued interest payable	41,385	151
Unearned royalties	202,499	211,946
Convertible notes payable, related party, net of discount of $0 and $372,901, respectively	1,456,254	1,081,247
Convertible notes payable, net of discount of $343,902 and $48,493, respectively	412,841	62,950
Derivative liabilities	438,374	-
Total current liabilities	3,230,924	1,955,290

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized, 184,518,250 and 99,938,817 shares issued and outstanding, respectively	184,517	99,938
Additional paid-in capital	3,720,722	3,734,563
Preferred stock payable – related party	-	30,700
Common stock payable	16,800	16,800
Accumulated deficit	(7,113,833)	(5,758,803)
Total stockholders’ deficit	(3,191,794)	(1,876,802)

	$39,130	$78,488

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

Revenues	$53,677	$145,904

Operating costs and expenses:
Cost of sales	165,768	1,220,238
Selling, general and administrative expenses	566,288	474,010
Depreciation and amortization expense	12,429	25,028

Total operating costs and expenses	744,485	1,719,276

Loss from operations	(690,808)	(1,573,372)

Other income (expense):
Interest expense, net	(903,811)	(94,868)
Gain on change in derivative liabilities	241,154	-
Loss on debt modification	-	(1,877,152)

Total other income (expense)	(662,657)	(1,972,020)

Loss before income taxes	(1,353,465)	(3,545,392)
Provision for income taxes	(1,565)	(1,300)

Net loss	$(1,355,030)	$(3,546,692)

Weighted average number of common shares outstanding – basic and diluted	116,049,114	83,856,911

Loss per common share – basic and diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in	Preferred Stock Payable - Related	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Party	Payable	Deficit	Total

Balance, December 31, 2012	-	$-	70,301,915	$70,302	$1,369,407	$-	$16,800	$(2,212,111)	$(755,602)

Issuance of common stock for conversion of debt	-	-	29,636,902	29,636	43,604	-	-	-	73,240
Beneficial conversion feature	-	-	-	-	444,400	-	-	-	444,400
Preferred stock payable to related party	-	-	-	-	-	30,700	-	-	30,700
Loss on debt modification	-	-	-	-	1,877,152	-	-	-	1,877,152
Net loss	-	-	-	-	-	-	-	(3,546,692)	(3,546,692)

Balance, December 31, 2013	-	-	99,938,817	99,938	3,734,563	30,700	16,800	(5,758,803)	(1,876,802)

Issuance and retirement of preferred stock for preferred stock payable	-	-	-	-	30,700	(30,700)	-	-	-

Issuance of common stock for conversion of debt	-	-	4,919,735	4,919	9,443	-	-	-	14,362
Issuance of common stock for conversion of related party debt	-	-	39,829,849	39,830	(1,992)	-	-	-	37,838
Issuance of common stock for conversion of related party debt	-	-	39,829,849	39,830	(1,992)	-	-	-	37,838
Beneficial conversion feature	-	-	-	-	(50,000)	-	-	-	(50,000)
Net loss	-	-	-	-	-	-	-	(1,355,030)	(1,355,030)

Balance, December 31, 2014	-	$-	184,518,250	$184,517	$3,720,722	$-	$16,800	$(7,113,833)	$(3,191,794)

See accompanying notes to consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,355,030)	$(3,546,692)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	12,429	346,617
Write off of capitalized production costs	-	862,658
Amortization of debt discount to interest expense	716,298	23,356
Loss on debt modification	-	1,877,152
Stock-based compensation	-	30,700
Gain on change in derivative liability	(241,154)	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,512	23,103
Prepaid expenses and other current assets	(61)	2,871
Other assets	319	(351,861)
Accounts payable	8,849	(510)
Accrued expenses	3,620	289,037
Accrued interest payable – related party	145,888	-
Accrued interest payable	41,618	92,807
Unearned royalties	(9,447)	(28,255)

Net cash used by operating activities	(675,159)	(379,017)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Borrowings of debt	650,000	121,500
Borrowings of debt – related party	-	264,620

Net cash provided by financing activities	650,000	386,120

Net increase (decrease) in cash	(25,159)	7,103
Cash at the beginning of the period	39,847	32,744

Cash at the end of the period	$14,688	$39,847

Non-cash transactions:
Conversion of related party debt and accrued interest to common shares	$75,676	$73,240
Conversion of debt to common shares	14,362	-
Conversion of accrued salaries to convertible debt – related party	-	372,900
Conversion of accrued interest to convertible debt	-	11,443
Conversion of accrued interest to convertible debt – related party	72,107	121,278
Issuance and retirement of preferred shares for preferred stock payable	30,700	-
Beneficial conversion feature	(50,000)	444,400
Debt discount due to derivative liabilities	638,806	-

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Year Ended December 31, 2014

NOTE 1 – THE COMPANYAND NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2014 and December 31, 2013 were insured. At December 31, 2014 and December 31, 2013 there were no cash equivalents.

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

However, the Company derives a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of December 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $5,600.

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

At December 31, 2014, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 25.29%, RealNetworks – 18.90%, Exent – 13.35%, Apple – 11.53% and Amazon – 11.01%. At December 31, 2013, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 30.12%, Avanquest – 19.45%, Exent – 12.67% and Apple 11.06%.

At December 31, 2014, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent – 71.43%. At December 31, 2014, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent - 50.4% and Big Fish Games – 10.7%.

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

Stock-based compensation expense recognized in the Company’s statements of operations for the years ended December 31, 2014 and 2013 was $0 and $30,700, respectively.

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

The Company has various financial instruments that must be measured under the new fair value standard including cash and debt. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis at December 31, 2014:

	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$438,374	$-	$-	$438,374	$(241,154)

We had no assets or liabilities measured at fair value at December 31, 2013.

The Company believes that the market rate of interest as of December 31, 2014 and 2013 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at December 31, 2014 and 2013.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the years ended December 31, 2014 and 2014, respectively.

Based on the previous trends in the Company’s business, management had determined the expected shelf life of the majority of a game’s revenue would be realized over a three-year period for free-to-play apps. Therefore, the Company had determined the appropriate amortization period for expensing capitalized production costs to be three years or thirty-six months from date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) would be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2014 and 2013, the Company had no capitalized software development costs on the balance sheet. The Company recognized amortization expense of $11,601 and $321,183 for the years ended December 31, 2014 and 2013, respectively. In addition, due to the change in business plan, the Company wrote off capitalized production costs of $862,658 during the year ended December 31, 2013.

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

As of December 31, 2014 and 2013, prepaid royalties (or prepaid licensing fees) were $4,936 and $5,964, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance, and creates a Topic 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2. Identify the performance obligations in the contract.

Step 3. Determine the transaction price.

Step 4. Allocate the transaction price to the performance obligations in the contract.

Step 5. Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not yet determined how its consolidated financial statements will be affected by the adoption of ASU 2014-09.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $1,355,030 and $3,546,692 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company’s accumulated deficit was $7,113,833. During the years ended December 3l, 2014 and 2013, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2015. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 4 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at December 31:

	2014	2013

Accrued vacation	$68,344	$73,109
Accrued royalties	406,790	399,838
Technology payable	18,000	18,000
Other	2,181	748

	$495,315	$491,695

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $202,499 and $211,946 at December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

NOTE 5 – DEBT

Convertible Notes Payable – Related Party

Convertible notes payable, related party consisted of the following at December 31:

	2014	2013
Convertible note payable to the Holland Family Trust, maturing on September 30, 2015, with interest at 10%	$222,572	$964,067
Convertible note payable to Craig Holland, maturing on September 30, 2015, with interest at 10%	813,602	-
Convertible note payable to Craig Holland, maturing on December 31, 2014, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2014, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2014, with interest at 10%	11,532	46,532
Convertible note payable to Mick Donahoo, maturing on December 31, 2014, with interest at 10%	35,649	70,649
Total	1,456,254	1,454,148
Less discount	-	(372,901)

	$1,456,254	$1,081,247

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which has been extended to September 30, 2015. As of December 31, 2014 and 2013, accrued interest related to the Holland Family Trust Convertible Note was $5,610 and $0, respectively.

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

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00092 below the market price on December 31, 2013 of $0.0015 provided a value of $186,450 for each note. During the year ended December 31, 2014, a total of $186,450 of the discount was amortized for each note; at December 31, 2014 and 2013, the remaining debt discount for each note was $0 and $186,450, respectively. As of December 31, 2014 and 2013, there was $18,645 and $0, respectively, of accrued interest related to each of the notes.

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

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of December 31, 2014 and 2013, there was a total of $4,699 and $0, respectively, of accrued interest payable related to these notes.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of our common stock.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of our common stock.

Total accrued interest payable for the related party convertible notes was $68,106 and $0 as of December 31, 2014 and 2013, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non related party consisted of the following at December 31:

	2014	2013
Convertible note payable to Robert Cowdell, maturing on December 31, 2014, with interest at 10%	$61,443	$61,443
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	45,300	50,000
Convertible note payable to an accredited investor, maturing on January 6, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on February 18, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on March 26, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on April 25, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on May 21, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on June 25, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on July 15, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on August 19, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on September 17, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on October 13, 2015, with interest at 10%	50,000	-
Convertible note payable to an accredited investor, maturing on November 7, 2015, with interest at 10%	100,000	-
Convertible note payable to an accredited investor, maturing on December 17, 2015, with interest at 10%	50,000	-
Total	756,743	111,443
Less discount	(343,902)	(48,493)

	$412,841	$62,950

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The Convertible Cowdell Note had accrued interest of $6,144 and $0 as of December 31, 2014 and 2013, respectively.

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

The convertible notes to an accredited investor (the “Accredited Investor”) were issued in $50,000 tranches in December 2013 and January, February, March, April, May, June, July, August, September, October and December 2014 and one tranche of $100,000 in November 2014. Each note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The notes also include conversion price reset features that are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability.

The December 2013 derivative was valued at $50,453, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $48,493 was amortized from the debt discount and was fully amortized at December 31, 2014. On October 14, 2014, the accredited investor converted $4,700 principal and $384 accrued interest into 4,919,735 shares of our common stock. The December 2013 note had accrued interest of $4,068 and $151 as of December 31, 2014 and 2013, respectively.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. During year ended December 31, 2014, $43,762 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $731. The January 2014 note had accrued interest of $4,863 as of December 31, 2014.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, of which all was recorded as a debt discount. During the year ended December 31, 2014, $38,575 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $5,981. The February 2014 note had accrued interest of $4,329 as of December 31, 2014.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $38,356 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $11,644. The March 2014 note had accrued interest of $3,836 as of December 31, 2014.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $34,247 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $15,753. The April 2014 note had accrued interest of $3,425 as of December 31, 2014.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $30,685 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $19,315. The May 2014 note had accrued interest of $3,068 as of December 31, 2014.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $25,890 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $24,110. The June 2014 note had accrued interest of $2,575 as of December 31, 2014.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $23,151 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $26,849. The July 2014 note had accrued interest of $2,301 as of December 31, 2014.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $18,356 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $31,644. The August 2014 note had accrued interest of $1,822 as of December 31, 2014.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $14,384 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $35,616. The September 2014 note had accrued interest of $1,438 as of December 31, 2014.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $10,822 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $39,178. The October 2014 note had accrued interest of $1,068 as of December 31, 2014.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, of which all was recorded as a debt discount. During the year ended December 31, 2014, $14,759 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $84,998. The November 2014 note had accrued interest of $1,671 as of December 31, 2014.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2014, $1,918 was amortized from the debt discount. The debt discount had a balance at December 31, 2014 of $48,082. The December 2014 note had accrued interest of $178 as of December 31, 2014.

Total accrued interest payable for the above non-related party convertible notes was $41,385 and $151 as of December 31, 2014 and 2013, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $903,811 and $94,868 for the years ended December 31, 2014, and 2013, respectively.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 5, the Company issued convertible notes payable to non-related parties that contain anti-dilutive, or down round, price protection. Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company recorded a derivative liability for the price protection provisions issued within the convertible debt transactions.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At December 31, 2014 and 2013, the Company recorded current derivative liabilities of $438,374 and $0, respectively. The net change in fair value of the derivative liabilities for years ended December 31, 2014 and 2013 was a gain of $241,154 and $0, respectively, which were reported as other income/(expense) in the statements of operations.

The following table presents details of the Company’s derivative liabilities for the year ended December 31, 2014:

Balance, December 31, 2013	$-
Increases in derivative value due to new issuances of notes	638,806
Derivative adjustment to beneficial conversion feature	50,000
Derivative adjustment due to debt conversion	(9,278)
Change in fair value of derivative liabilities	(241,154)

Balance, December 31, 2014	$438,374

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

●	Stock prices on all measurement dates were based on the fair market value
●	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature
●	The probability of future financing was estimated at 100%
●	Computed volatility ranging from 302% to 315%

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Issuances

The Company is authorized to issue up to 500,000,000 shares of its $.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of December 31, 2014 and 2013, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

On October 14, 2014, an accredited investor converted $4,700 principal and $384 accrued interest into 4,919,735 shares of our common stock at a conversion price of $0.00103 per share.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,838 accrued interest into 39,829,849 shares of our common stock at a conversion price of $0.00095 per share.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,838 accrued interest into 39,829,849 shares of our common stock at a conversion price of $0.00095 per share.

On December 18, 2013, the Company authorized 1,000 shares of Series A Preferred Stock to be granted to Craig Holland as additional stock based compensation. The 1,000 shares grant the holder to have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $30,700 and was recorded on the grant date as a preferred stock payable to Mr. Holland. During 2014, the preferred shares were issued, eliminating the preferred stock payable. Subsequently on September 30, 2014, Mr. Holland tendered the 1,000 shares of preferred stock and they were cancelled by the Company.

On January 29, 2013, the Company modified certain debt to make it convertible into common stock of the Company at 55 percent times the lowest trading price of the five trading days preceding the conversion date. The Company compared the value of the debt modified of $50,000 before and after modification to calculate the loss on modification of $64,608. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $114,608, which after deducting the face value of the note of $50,000, resulted in the loss on modification of $64,608. The value of the shares the note was convertible into was calculated by using the formula above on the modification date as if it was the final conversion date. The note payable was convertible into common stock at the discretion of lender. Furthermore, at any time, the Company could pay the balance of the unconverted note payable in cash.

During 2013, four conversions of the modified debt, totaling 7,422,489 shares, occurred between prices of $0.0044 to $0.01287 per share, in order to convert $50,000 (7,371,984 shares) in principal and $250 (50,505 shares) in accrued interest all in accordance with the defined Variable Conversion Price. As a result of these transactions, the note was considered paid off during March 2013. There was no accrued interest remaining after the conversions.

Also during 2013, four conversions of a convertible note, totaling 22,214,413 shares, occurred between prices of $0.0008 to $0.0014 per share, in order to convert $21,500 (20,233,030 shares) in principal and $1,490 (1,981,383 shares) in accrued interest all in accordance with the defined Variable Conversion Price. As a result of these transactions, the note was considered paid off during September 2013. There was no accrued interest remaining after the conversions.

2006 Stock Option Plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of December 31, 2014, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company did not grant any stock options or warrants during the years ended December 31, 2014 and 2013. The Company did not record any stock-based compensation expense during the years ended December 31, 2014 and 2013.

A summary of the status of the options and warrants issued by the Company as of December 31, 2014, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2013	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2014	560,000	$0.10

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

For the years ended December 31, 2014 and 2013, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties, net of discount, totaling $1,456,254 and $1,081,247 as of December 31, 2014 and 2013, respectively. See Note 5 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $68,106 and $0 as of December 31, 2014 and 2013, respectively.

As further discussed in Note 5, on September 30, 2014, $72,107 of accrued interest was added to the principal of a convertible note payable to the Holland Family Trust and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which has been extended to September 30, 2015.

As of December 31, 2013, the Company had a preferred stock payable to a related party of $30,700. The preferred stock payable was eliminated during the nine months ended September 30, 2014 when the shares were issued to the related party. The shares were subsequently returned to the Company and cancelled. See Note 7 for further discussion of this related party transaction.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,838 accrued interest into 39,829,849 shares of our common stock at a conversion price of $0.00095 per share.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,838 accrued interest into 39,829,849 shares of our common stock at a conversion price of $0.00095 per share.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

We the lease our office facilities on a month-to-month lease with either party having the option to terminate with 30 days notice. The Company or Company employees or contractors own all of the computer and office equipment that is used in the course of business. We do not have any lease agreements for any office equipment.

NOTE 11 – INCOME TAXES

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

The provision for income taxes consists primarily of state minimum franchise taxes and totaled $1,565 and $1,300 for the years ended December 31, 2014 and 2013, respectively. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2028. The net operating loss as of December 31, 2014 and 2013 were $1,700,527 and $833,503, respectively. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2014	2013

Deferred tax asset	$578,179	$283,391
Valuation allowance	(578,179)	(283,391)

Net	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

Effective February 11, 2015, we entered into a Convertible Promissory Note to an Accredited Investor and received proceeds from individual notes of $30,000 and $40,000 in February 2015 and $110,000 in March 2015. Each individual note bears interest at 10% per annum and matures nine months from its effective date. Each note is convertible into Company common stock at a defined Conversion Price.

Subsequent to December 31, 2014, we also received total proceeds of $100,000 from convertible notes payable to an Accredited Investor pursuant to an existing Convertible Promissory Note. The notes payable mature one year from the date of funding and bear interest at the rate of 10% per annum. The conversion terms are the same as those described in Note 5 for the prior convertible notes payable to the Accredited Investor.

Subsequent to December 31, 2014, we issued a total of 27,192,590 shares of our common stock in the conversion of convertible notes payable principal totaling $27,600 and accrued interest payable totaling $3,356.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2014, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management did not identify any material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2014.

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

Name	Age	Position

Craig Holland	54	President, Chief Executive Officer, Chief Creative Officer, and Director

Mick Donahoo	45	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Craig Holland	1	0	1
Mick Donahoo	1	0	1

Board Meetings and Committees

During the 2014 fiscal year to date, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2014	159,600	-	-	-	-	-	-	159,600
President, CEO	2013	19,950	-	-	-	-	-	-	19,950
	2012	159,600	-	-		-	-		159,600

Mick Donahoo	2014	159,600	-	-	-	-	-	-	159,600
COO, VP	2013	19,950	-	-	-	-	-	-	19,950
	2012	159,600	-	-	-	-	-	-	159,600

Director Compensation

The following table sets forth director compensation as of for the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2014:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 12, 2015, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Craig Holland (2)	53,817,224 (4)	29.17 (4)
Common Stock	Mick Donahoo (2)	51,657,874 (6)	28.00 (6)

Common Stock	Holland Family Trust (5)	10,680,356 (5)	5.79 (5)

Common Stock	All Directors and Officers As a Group (2 persons)	105,475,098 (4)(6)	57.16% (4)(5)(6)

(1)

Unless otherwise indicated, based on 184,518,250 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4)

Includes options to purchase 115,000 shares of common stock that are exercisable on February 2, 2011. Mr. Holland is also the holder of promissory notes issued by us (as more fully-described in Item 13, below) that are convertible into shares of our common stock. However, because the promissory notes contain a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion and because Mr. Holland already owns more than 4.99% of our outstanding common stock, Mr. Holland is not deemed to beneficially own the conversion shares and no additional shares have been added to his share ownership in the above table.

(5)

The trustee for the Holland Family Trust is Craig Holland. The Holland Family Trust is also the holder of promissory notes issued by us (as more fully-described in Item 13, below) that are convertible into shares of our common stock. However, because the promissory notes contain a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion and because the Holland Family Trust already owns more than 4.99% of our outstanding common stock, the Holland Family Trust is not deemed to beneficially own the conversion shares and no additional shares have been added to his share ownership in the above table.

(6)

Mr. Donahoo is also the holder of promissory notes issued by us (as more fully-described in Item 13, below) that are convertible into shares of our common stock. However, because the promissory notes contain a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion and because Mr. Donahoo already owns more than 4.99% of our outstanding common stock, Mr. Donahoo is not deemed to beneficially own the conversion shares and no additional shares have been added to his share ownership in the above table.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible Note Payable – Related Party

As of December 31, 2014, we had a convertible note payable to the Holland Family Trust (the “Holland Family Trust Convertible Note”) with a balance of $222,572. The Holland Family Trust Convertible Note had a balance of $964,067 at December 31, 2013, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the date of conversion. “Fixed Conversion Price” shall mean $0.00005.  The promissory note contains a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which has been extended to September 30, 2015. As of December 31, 2014 and 2013, accrued interest related to the Holland Family Trust Convertible Note was $5,610 and $0, respectively.

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

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note (the “Holland Accrued Salary Note”) and converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note (the “Donahoo Accrued Salary Note”). The Holland Accrued Salary Note and the Donahoo Accrued Salary Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The promissory note contains a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion. As of December 31, 2014 and 2013, there was $18,645 and $0, respectively, of accrued interest related to each of the notes.

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

The Mick Donahoo Convertible Note and the Craig Holland Convertible Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. Both promissory notes contain a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion. As of December 31, 2014 and 2013, there was a total of $4,699 and $0, respectively, of accrued interest payable related to these notes.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of our common stock.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of our common stock.

Total accrued interest payable for the related party convertible notes was $68,106 and $0 as of December 31, 2014 and 2013, respectively.

Stock Options

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan.

Preferred Stock Payable – Related Party

On December 18, 2013, we authorized 1,000 shares of Series A Preferred Stock to be granted to Craig Holland as additional stock based compensation. The 1,000 shares grant the holder to have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $30,700 and was recorded on the grant date as a preferred stock payable to Mr. Holland. During 2014, the preferred shares were issued, eliminating the preferred stock payable. Subsequently on September 30, 2014, Mr. Holland tendered the 1,000 shares of preferred stock and they were cancelled.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the year ended December 31, 2014, M&K CPAS, PLLC charged us $32,250, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports. During the year ended December 31, 2013, M&K CPAS, PLLC charged us $30,500, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2014 and 2013, M&K CPAS, PLLC charged $0 for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2014 and 2013, M&K CPAS, PLLC charged $0 for any other fees.

Of the fees described above for the year ended December 31, 2014, 100% was approved by the entire Board of Directors.

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

________________

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

(5) Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.

(6) Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7) Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

(8) Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.

(9) Incorporated by reference from Current Report on Form 8-K filed with the Commission on February 4, 2014.

(10) Incorporated by reference from Current Report on Form 14C filed with the Commission on December 31, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: March 31, 2015	By:	/s/ Craig Holland
Craig Holland
	Its:	President and Chief Executive Officer

Dated: March 31, 2015	By:	/s/ Mick Donahoo
Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By:	/s/ Craig Holland
Craig Holland
	Its:	Director, President and Chief Executive Officer

Dated: March 31, 2015	By:	/s/ Mick Donahoo
Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

