Form 10-Q
period 2015-06-30
Freeze Tag, Inc.
filed 2015-08-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, there were 255,166,405 shares of common stock, $0.001 par value, issued and outstanding.

FREEZE TAG, INC.

TABLE OF CONTENTS

QUARTER ENDED JUNE 30, 2015

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

The results for the period ended June 30, 2015 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$64,287	$14,688
Accounts receivable, net of allowance of $5,600	7,650	16,197
Prepaid expenses and other current assets	4,848	8,245
Total current assets	76,785	39,130

	$76,785	$39,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$115,563	$116,150
Accrued expenses	501,043	495,315
Accrued interest payable – related party	142,066	68,106
Accrued interest payable	84,309	41,385
Unearned royalties	198,679	202,499
Convertible notes payable – related party	1,456,254	1,456,254
Convertible notes payable, net of discount of $257,085 and $343,902, respectively	991,658	412,841
Derivative liabilities	755,239	438,374
Total current liabilities	4,244,811	3,230,924

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized, 244,720,743 and 184,518,250 shares issued and outstanding, respectively	244,719	184,517
Additional paid-in capital	3,860,038	3,720,722
Common stock payable	16,800	16,800
Accumulated deficit	(8,289,583)	(7,113,833)
Total stockholders’ deficit	(4,168,026)	(3,191,794)

	$76,785	$39,130

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$7,623	$13,102	$15,526	$27,944

Operating costs and expenses:
Cost of sales	114,045	27,120	241,369	50,660
Selling, general and administrative expenses	133,861	153,080	284,540	293,704
Depreciation and amortization expense	-	6,100	-	12,200

Total operating costs and expenses	247,906	186,300	525,909	356,564

Loss from operations	(240,283)	(173,198)	(510,383)	(328,620)

Other income (expense):
Interest expense, net	(226,697)	(197,415)	(444,445)	(361,113)
Loss on change in derivative liabilities	(211,769)	(18,702)	(220,522)	(155,592)

Total other income (expense)	(438,466)	(216,117)	(664,967)	(516,705)

Loss before income taxes	(678,749)	(389,315)	(1,175,350)	(845,325)
Provision for income taxes	-	-	400	1,267

Net loss	$(678,749)	$(389,315)	$(1,175,750)	$(846,592)

Weighted average number of common shares outstanding – basic and diluted	229,781,350	99,938,817	210,761,012	99,938,817

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,175,750)	$(846,592)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	-	12,200
Amortization of debt discount to interest expense	319,368	276,499
Loss on change in derivative liabilities	220,522	155,592
Changes in operating assets and liabilities:
Accounts receivable, net	8,547	943
Prepaid expenses and other current assets	3,397	1,267
Accounts payable	(587)	(3,529)
Accrued expenses	5,728	5,437
Accrued interest payable – related party	73,960	72,110
Accrued interest payable	50,234	12,498
Unearned royalties	(3,820)	(4,682)

Net cash used by operating activities	(498,401)	(318,257)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Borrowings of debt	548,000	300,000

Net cash provided by financing activities	548,000	300,000

Net increase (decrease) in cash	49,599	(18,257)
Cash at the beginning of the period	14,688	39,847

Cash at the end of the period	$64,287	$21,590

Non-cash transactions:
Conversion of debt to common shares	$56,000	$-
Conversion of accrued interest to common shares	7,310	-
Conversion of derivative liabilities to common shares	136,208	-
Debt discount due to derivative	232,551	289,049
Issuance of preferred shares for preferred stock payable	-	30,700

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2015

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements for the six-month periods ended June 30, 2015 and 2014, the Company incurred net losses of $1,175,750 and $846,592, respectively. As of June 30, 2015, the Company’s accumulated deficit was $8,289,583. During the period ended June 30, 2015 and the year ended December 3l, 2014, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2015. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	June 30, 2015	December 31, 2014

Accrued vacation	$69,298	$68,344
Accrued royalties	408,034	406,790
Technology payable	18,000	18,000
Other	5,711	2,181

	$501,043	$495,315

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $198,679 and $202,499 at June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

NOTE 4 – DEBT

Convertible Notes Payable – Related Party

Convertible notes payable, related party consisted of the following at:

	June 30, 2015	December 31, 2014
Convertible note payable to the Holland Family Trust, maturing on September 30, 2015, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on September 30, 2015, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2014, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2014, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2014, with interest at 10%	11,532	11,532
Convertible note payable to Mick Donahoo, maturing on December 31, 2014, with interest at 10%	35,648	35,648

Total	$1,456,254	$1,456,254

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which has been extended to September 30, 2015. As of June 30, 2015 and December 31, 2014, accrued interest related to the Holland Family Trust Convertible Note was $16,647 and $5,610, respectively.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the “Holland Transferred Convertible Note”). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which has been extended to September 30, 2015. As of June 30, 2015 and December 31, 2014, accrued interest related to the Holland Transferred Convertible Note was $60,853 and $20,507, respectively.

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

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. As of June 30, 2015 and December 31, 2014, there was $27,891 and $18,645, respectively, of accrued interest related to each of the notes.

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

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of June 30, 2015 and December 31, 2014, there was a total of $8,784 and $4,699, respectively, of accrued interest payable related to these notes.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of the Company’s common stock.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of the Company’s common stock.

Total accrued interest payable for the above related party convertible notes was $142,066 and $68,106 as of June 30, 2015 and December 31, 2014, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non-related party consisted of the following at:

	June 30, 2015	December 31, 2014
Convertible note payable to Robert Cowdell, maturing on December 31, 2014, with interest at 10%	$61,443	$61,443
Convertible note payable to an accredited investor, with interest at 10%	-	45,300
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	39,300	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	100,000	100,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	70,000	-
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	30,000	-
Convertible note payable to an accredited investor, maturing on November 11, 2015, with interest at 10%	30,000	-
Convertible note payable to an accredited investor, maturing on November 25, 2015, with interest at 10%	40,000	-
Convertible note payable to an accredited investor, maturing on December 10, 2015, with interest at 10%	110,000	-
Convertible note payable to an accredited investor, maturing on January 17, 2016, with interest at 10%	88,000	-
Convertible note payable to an accredited investor, maturing on February 22, 2016, with interest at 10%	90,000	-
Convertible note payable to an accredited investor, maturing on March 23, 2016, with interest at 10%	90,000	-
Total	1,248,743	756,743
Less discount	(257,085)	(343,902)

	$991,658	$412,841

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The Convertible Cowdell Note had accrued interest of $9,191 and $6,144 as of June 30, 2015 and December 31, 2014, respectively.

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

The convertible notes to an accredited investor (the “Accredited Investor”) with outstanding balances at June 30, 2015 were issued in $50,000 tranches in January, February, March, April, May, June, July, August, September, October and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, two $30,000 tranches in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015 and $90,000 in May and June 2015. Each note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The notes also include conversion price reset features that are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the notes is generally one year from the date of funding with the exception of the last six notes issued during the six months ended June 30, 2015, which have a maturity date of nine months from the date of funding. The due date of the note that includes tranches funded through May 2014 with outstanding principal balances totaling $239,300 as of June 30, 2015 was extended to September 30, 2015. The due date of the note that includes tranches funded from June 2014 through February 2015 with outstanding principal balances totaling $500,000 as of June 30, 2015 was extended to June 25, 2016.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $731 was amortized from the debt discount. The debt discount was fully amortized at June 30, 2015. The January 2014 note had accrued interest of $5,680 and $4,863 as of June 30, 2015 and December 31, 2014, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $5,981 was amortized from the debt discount. The debt discount was fully amortized at June 30, 2015. The February 2014 note had accrued interest of $6,808 and $5,981 as of June 30, 2015 and December 31, 2014, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $11,644 was amortized from the debt discount. The debt discount was fully amortized at June 30, 2015. The March 2014 note had accrued interest of $6,315 and $3,836 as of June 30, 2015 and December 31, 2014, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $15,753 was amortized from the debt discount. The debt discount was fully amortized at June 30, 2015. The April 2014 note had accrued interest of $5,904 and $3,425 as of June 30, 2015 and December 31, 2014, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $19,315 was amortized from the debt discount. The debt discount was fully amortized at June 30, 2015. The May 2014 note had accrued interest of $5,548 and $3,068 as of June 30, 2015 and December 31, 2014, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $24,110 was amortized from the debt discount. The debt discount was fully amortized at June 30, 2015. The June 2014 note had accrued interest of $5,055 and $2,575 as of June 30, 2015 and December 31, 2014, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $24,794 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $2,055. The July 2014 note had accrued interest of $4,781 and $2,301 as of June 30, 2015 and December 31, 2014, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $24,795 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $6,849. The August 2014 note had accrued interest of $4,301 and $1,822 as of June 30, 2015 and December 31, 2014, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $24,794 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $10,822. The September 2014 note had accrued interest of $3,918 and $1,438 as of June 30, 2015 and December 31, 2014, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $24,794 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $14,384. The October 2014 note had accrued interest of $3,548 and $1,068 as of June 30, 2015 and December 31, 2014, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $49,468 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $35,530. The November 2014 note had accrued interest of $6,603 and $1,671 as of June 30, 2015 and December 31, 2014, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2015, $24,794 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $23,288. The December 2014 note had accrued interest of $2,658 and $178 as of June 30, 2015 and December 31, 2014, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $13,433 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $15,927. The January 2015 note had accrued interest of $3,222 as of June 30, 2015.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $9,199 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $14,785. The first February 2015 note had accrued interest of $1,159 as of June 30, 2015.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $9,166 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $8,837. The second February 2015 note had accrued interest of $1,151 as of June 30, 2015.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $8,926 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $10,568. The third February 2015 note had accrued interest of $2,071 as of June 30, 2015.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $12,986 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $18,899. The March 2015 note had accrued interest of $3,405 as of June 30, 2015.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $8,449 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $22,948. The April 2015 note had accrued interest of $1,808 as of June 30, 2015.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $5,165 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $31,385. The May 2015 note had accrued interest of $986 as of June 30, 2015.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, of which all was recorded as a debt discount. During the six months ended June 30, 2015, $1,070 was amortized from the debt discount. The debt discount had a balance at June 30, 2015 of $40,808. The June 2015 note had accrued interest of $197 as of June 30, 2015.

Total accrued interest payable for the above non-related party convertible notes was $84,309 and $41,385 as of June 30, 2015 and December 31, 2014, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $226,697 and $197,415 for the three months ended June 30, 2015 and 2014, respectively, and $444,445 and $361,113 for the six months ended June 30, 2015 and 2014, respectively.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis as of June 30, 2015 and December 31, 2014:

June 30, 2015	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$755,239	$-	$-	$755,239	$220,522

December 31, 2014	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$438,374	$-	$-	$438,374	$(241,154)

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At June 30, 2015 and December 31, 2014, the Company recorded current derivative liabilities of $755,239 and $438,374, respectively. The net change in fair value of the derivative liabilities for the three months and six months ended June 30, 2015 was a loss of $211,769 and $220,522, respectively, and a loss of $18,702 and $155,592 for the three months and six months ended June 30, 2014, respectively, which was reported as other expense in the statements of operations.

The following table presents details of the Company’s derivative liabilities for the six months ended June 30, 2015:

Balance, December 31, 2014	$438,374
Increases in derivative value due to new issuances of notes	232,551
Derivative adjustment due to debt conversion	(136,208)
Change in fair value of derivative liabilities	220,522

Balance, June 30, 2015	$755,239

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value
•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 302% to 310%

See Note 5 for a discussion of fair value measurements.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Issuances

The Company is authorized to issue up to 500,000,000 shares of its $0.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of June 30, 2015 and December 31, 2014, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

During the six months ended June 30, 2015, the Company issued a total of 60,202,493 shares of its common stock to an accredited investor in conversion of $56,000 principal and $7,310 accrued interest payable at conversion prices ranging from $0.00088 to $0.00135 per share and settled $136,208 of derivative liabilities. As a result of the debt conversions and derivative settlement, common stock was increased by $60,202 and additional paid-in capital was increased by $139,316.

2006 Stock Option Plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of June 30, 2015, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company did not grant any stock options or warrants during the six months ended June 30, 2015, and did not record any stock-based compensation expense during the three months and six months ended June 30, 2015 and 2014.

A summary of the status of the options and warrants issued by the Company as of June 30, 2015, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2015	560,000	$0.10

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

For the three months and six months ended June 30, 2015 and 2014, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,456,254 as of June 30, 2015 and December 31, 2014. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $142,066 and $68,106 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, we issued a total of 10,445,662 shares of our common stock in the conversion of convertible notes payable principal totaling $9,500 and accrued interest payable totaling $1,468.

Effective July 28, 2015, we entered into a Convertible Promissory Note to an Accredited Investor and received proceeds from individual notes of $65,000 in July 2015. Each individual note bears interest at 10% per annum and matures nine months from its effective date. Each note is convertible into Company common stock at a defined Conversion Price.

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

During our most recent fiscal quarter ended June 30, 2015, we generated revenues of $7,623 from the sales our games compared to $13,102 for the quarter ended June 30, 2014.

Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. Therefore, we no longer measure our success based upon the quantity of titles we launch, but rather on the metrics we receive as we monitor and try to improve upon our games in the market. On November 6, 2014, we released our most recent update to Party Animals: Dance Battle and began a worldwide (English only) promotion and press campaign of the game. During the 3 months ended June 30, 2015, we geo-soft launched our game Black Forest™: Hidden Object Mystery in select countries to gather player data on retention and engagement metrics.

During the three months and six months ended June 30, 2015, we generated net losses of $678,749 and $1,175,750, respectively, primarily attributable to increases in cost of sales and interest, as described below.

Going Concern Uncertainty

As shown in the accompanying financial statements for the six-month periods ended June 30, 2015 and 2014, we incurred net losses of $1,175,750 and $846,592, respectively. As of June 30, 2015, our accumulated deficit was $8,289,583. During the period ended June 30, 2015 and the year ended December 3l, 2014, we experienced negative cash flows from operations largely due to our continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and in successfully executing our plans to return to positive cash flows during fiscal 2015. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Results of Operations

Revenues

Our revenues decreased $5,479 to $7,623 for the three months ended June 30, 2015 from $13,102 for the three months ended June 30, 2014. Our revenues decreased $12,418 to $15,526 for the six months ended June 30, 2015 from $27,944 for the six months ended June 30, 2014. Our revenues decreased due to our focused efforts on building games in the free-to-play game genre. Previously, the majority of our released game titles were “pay-per-download”, where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

We are continuing with the strategy of releasing games more frequently during 2015. During Q2, we soft launched Black Forest: Hidden Object Mystery in specific geographic territories. In addition, we continued development on Etch A Sketch, with a major update in new content planned for Q3 2015. Lastly, we continued development on Kitty Pawp: Bubble Shooter in preparation for geo-soft launch in Q3 2015.

We continued development on a series of Apple Watch games and applications during the quarter. Our first game for the Apple Watch went live in July of 2015, titled Black Forest: Puzzle Tiles for Watch. It is our intention to produce and launch several titles made specifically for the Apple Watch platform.

Operating Costs and Expenses

Our cost of sales increased $86,925 to $114,045 for the three months ended June 30, 2015 from $27,120 for the three months ended June 30, 2014, due to the new titles that we have in development. Our cost of sales increased $190,709 to $241,369 for the six months ended June 30, 2015 from $50,660 for the six months ended June 30, 2014. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design.

Our selling, general and administrative expenses decreased $19,219 to $133,861 for the three months ended June 30, 2015 from $153,080 for the three months ended June 30, 2014. Our selling, general and administrative expenses decreased $9,164 to $284,540 for the six months ended June 30, 2015 from $293,704 for the six months ended June 30, 2014. On a year-to-date basis, our selling, general and administrative expenses were relatively constant, decreasing approximately 3% from levels incurred during the first six months of the prior year.

Our depreciation and amortization expense decreased $6,100 to $0 for the three months ended June 30, 2015 from $6,100 for the three months ended June 30, 2014, and decreased $12,200 to $0 for the six months ended June 30, 2015 from $12,200 for the six months ended June 30, 2014. The decrease in depreciation and amortization was due to our property and equipment being fully depreciated and not owning technology subject to amortization.

Other Income (Expense)

Our interest expense increased $29,282 to $226,697 for the three months ended June 30, 2015, from $197,415 for the three months ended June 30, 2014, and increased $83,332 to $444,445 for the six months ended June 30, 2015, from $361,113 for the six months ended June 30, 2014. The increase in interest expense is due to the increase in our debt in the current year and the related debt discounts that are amortized to interest expense.

Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. We reported a loss on change in derivative liability of $211,769 and $18,702 for the three months ended June 30, 2015 and 2014, respectively, and $220,522 and $155,592 for the six months ended June 30, 2015 and 2014, respectively.

Net Loss

As a result of the above, our net loss increased to $678,749 for the three months ended June 30, 2015 from $389,315 for the three months ended June 30, 2014 and to $1,175,750 for the six months ended June 30, 2015 from $846,592 for the six months ended June 30, 2014. The increase in our net loss is due primarily to the increase in our debt in the current year and the related debt discounts that are amortized to interest expense, and to our derivative income (expense) of $220, 522 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Introduction

As of June 30, 2015, we had current assets of $76,785 and current liabilities of $4,244,811, resulting in a working capital deficit and a total stockholders’ deficit of $4,168,026. In addition, we had an accumulated deficit of $8,289,583 as of June 30, 2015.

During the six months ended June 30, 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of June 30, 2015 was $64,287, and our monthly operating cash flow burn rate, based on the six-month period ended June 30, 2015, is approximately $83,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used cash of $498,401 in operating activities for the six months ended June 30, 2015 as a result of our net loss of $1,175,750 and decreases in accounts payable of $587 and unearned royalties of $3,820, partially offset by non-cash expenses totaling $539,890, decreases in accounts receivable, net of $8,547, and prepaid expenses and other current assets of $3,397, and increases in accrued expenses of $5,728, accrued interest payable – related party of $73,960 and accrued interest payable of $50,234.

By comparison, we used cash of $318,257 in operating activities for the six months ended June 30, 2014 as a result of our net loss of $846,592 and decreases in accounts payable of $3,529 and unearned royalties of $4,682, partially offset by non-cash expenses totaling $444,291, decreases in accounts receivable, net of $943 and prepaid expenses and other current assets of $1,267, and increases in accrued expenses of $5,437, accrued interest payable – related party of $72,110 and accrued interest payable of $12,498.

We had no net cash provided by or used by investing activities for the six months ended June 30, 2015 and 2014.

We had net cash provided by financing activities of $548,000 and $300,000 for the six months ended June 30, 2015 and 2014, respectively, comprised of borrowings of debt – proceeds from the issuance of short-term convertible notes payable to non-related parties.

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

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended June 30, 2015, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, we engaged an outside financial consultant to address the material weaknesses in internal controls over financial reporting that we have previously reported related to insufficient segregation of duties and the documentation, evaluation and testing of internal controls. The financial consultant now allows us to further segregate the preparation and review of key account analyses and reconciliations, more timely close our quarterly accounting records and prepare our quarterly financial statements, and improve our documentation of material transactions.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2015 through June 30, 2015, we issued an aggregate of 60,202,493 shares of our common stock to a non-affiliate holder of one of our outstanding convertible promissory notes pursuant to a notice of conversion submitted to us from the holder notifying us of their election to convert $63,310 of principal and interest due under the promissory note into the shares. Due to the length of time since the holder lent us the funds and that the holder has held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.28 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.29 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.30 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.31 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.32 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-1/A2, filed with the Commission on October 25, 2010.

(3)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 3, 2011.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.

(5)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.

(6)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

(8)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.

(9)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on October 4, 2013.

(10)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2014.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(12)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: August 14, 2015	By:	/s/ Craig Holland
Craig Holland
President and Chief Executive Officer

