Form 10-Q
period 2015-09-30
Freeze Tag, Inc.
filed 2015-11-16
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Registrant's telephone number, including area code (714) 210-3850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 16, 2015, there were 255,166,405 shares of common stock, $0.001 par value, issued and outstanding.

FREEZE TAG, INC.

TABLE OF CONTENTS

QUARTER ENDED SEPTEMBER 30, 2015

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

The results for the period ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$29,382	$14,688
Accounts receivable, net of allowance of $5,600	8,769	16,197
Prepaid expenses and other current assets	4,768	8,245
Total current assets	42,919	39,130

	$42,919	$39,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$117,665	$116,150
Accrued expenses	490,797	495,315
Accrued interest payable – related party	177,026	68,106
Accrued interest payable	116,660	41,385
Unearned royalties	196,791	202,499
Convertible notes payable – related party	1,456,254	1,456,254
Convertible notes payable, net of discount of $214,163 and $343,902, respectively	1,216,406	412,841
Derivative liabilities	701,455	438,374
Total current liabilities	4,473,054	3,230,924

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized, 255,166,405 and 184,518,250 shares issued and outstanding, respectively	255,165	184,517
Additional paid-in capital	3,881,407	3,720,722
Common stock payable	16,800	16,800
Accumulated deficit	(8,583,507)	(7,113,833)
Total stockholders' deficit	(4,430,135)	(3,191,794)

	$42,919	$39,130

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$7,542	$10,506	$23,068	$38,450

Operating costs and expenses:
Cost of sales	91,395	38,928	332,764	89,588
Selling, general and administrative expenses	129,980	120,234	414,520	413,938
Depreciation and amortization expense	-	228	-	12,428

Total operating costs and expenses	221,375	159,390	747,284	515,954

Loss from operations	(213,833)	(148,884)	(724,216)	(477,504)

Other income (expense):
Interest expense, net	(225,390)	(245,091)	(669,835)	(606,204)
Gain (loss) on change in derivative liabilities	145,300	148,832	(75,222)	(6,760)

Total other income (expense)	(80,090)	(96,259)	(745,057)	(612,964)

Loss before income taxes	(293,923)	(245,143)	(1,469,273)	(1,090,468)
Provision for income taxes	-	-	400	1,267

Net loss	$(293,923)	$(245,143)	$(1,469,673)	$(1,091,735)

Weighted average number of common shares outstanding – basic and diluted	254,371,626	99,938,817	225,457,629	99,938,817

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,469,674)	$(1,091,735)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	-	12,429
Amortization of debt discount to interest expense	475,979	472,785
Loss on change in derivative liabilities	75,222	6,760
Changes in operating assets and liabilities:
Accounts receivable, net	7,428	2,052
Prepaid expenses and other current assets	3,477	2,111
Accounts payable	1,515	(2,369)
Accrued expenses	(4,518)	(4,559)
Accrued interest payable – related party	108,920	36,655
Accrued interest payable	84,053	96,757
Unearned royalties	(5,708)	(6,664)

Net cash used by operating activities	(723,306)	(475,778)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Borrowings of debt	738,000	450,000

Net cash provided by financing activities	738,000	450,000

Net increase (decrease) in cash	14,694	(25,778)
Cash at the beginning of the period	14,688	39,847

Cash at the end of the period	$29,382	$14,069

Non-cash transactions:
Conversion of debt to common shares	$64,174	$-
Conversion of accrued interest to common shares	8,778	-
Conversion of derivative liabilities to common shares	158,381	-
Debt discount due to derivative	346,240	489,049
Conversion of accrued interest to convertible debt – related party	-	72,107
Issuance of preferred shares for preferred stock payable	-	30,700
Beneficial conversion feature	-	(50,000)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

NOTE 1 – THE COMPANY

Freeze Tag, Inc. (the "Company") is a leading creator of mobile social games that are fun and engaging for all ages. Based on a free-to-play business model that has propelled games like Candy Crush Saga to worldwide success, the Company employs state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy the Company's games for free, or they can purchase virtual items and additional features within the game to increase the fun factor. The Company's games encourage players to compete and engage with their friends on major social networks such as Facebook and Twitter.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements for the nine-month periods ended September 30, 2015 and 2014, the Company incurred net losses of $1,469,673 and $1,091,735, respectively. As of September 30, 2015, the Company's accumulated deficit was $8,583,507. During the period ended September 30, 2015 and the year ended December 3l, 2014, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company's ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company's ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2016. The Company's financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	September 30, 2015	December 31, 2014

Accrued vacation	$65,126	$68,344
Accrued royalties	407,547	406,790
Technology payable	18,000	18,000
Other	124	2,181

	$490,797	$495,315

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $196,791 and $202,499 at September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

NOTE 4 – DEBT

Convertible Notes Payable – Related Party

Convertible notes payable, related party consisted of the following at:

	September 30, 2015	December 31, 2014

Convertible note payable to the Holland Family Trust, maturing on September 30, 2015, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on September 30, 2015, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2014, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2014, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2014, with interest at 10%	11,532	11,532
Convertible note payable to Mick Donahoo, maturing on December 31, 2014, with interest at 10%	35,648	35,648

Total	$1,456,254	$1,456,254

The "Holland Family Trust Convertible Note" is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the date of conversion. "Fixed Conversion Price" shall mean $0.00005.

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which has been extended to September 30, 2015. As of September 30, 2015 and December 31, 2014, accrued interest related to the Holland Family Trust Convertible Note was $22,257 and $5,610, respectively.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the "Holland Transferred Convertible Note"). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which has been extended to September 30, 2015. As of September 30, 2015 and December 31, 2014, accrued interest related to the Holland Transferred Convertible Note was $81,360 and $20,507, respectively.

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note (the "Holland Accrued Salary Note") and converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note (the "Donahoo Accrued Salary Note"). The Holland Accrued Salary Note and the Donahoo Accrued Salary Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005.

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. As of September 30, 2015 and December 31, 2014, there was $32,590 and $18,645, respectively, of accrued interest related to each of the notes.

On December 31, 2013, the Company converted a note payable to Mick Donahoo of $55,250 and accrued interest of $15,399 into a new convertible related party note in the amount of $70,649 (the "Mick Donahoo Convertible Note").

On December 31, 2013, the Company converted a note payable to Craig Holland of $35,100 and accrued interest of $11,432 into a new convertible related party note in the amount of $46,532 (the "Craig Holland Convertible Note").

The Mick Donahoo Convertible Note and the Craig Holland Convertible Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005.

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of September 30, 2015 and December 31, 2014, there was a total of $8,229 and $4,699, respectively, of accrued interest payable related to these notes.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of the Company's common stock.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of the Company's common stock.

Total accrued interest payable for the above related party convertible notes was $177,026 and $68,106 as of September 30, 2015 and December 31, 2014, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non-related party consisted of the following at:

	September 30, 2015	December 31, 2014
Convertible note payable to Robert Cowdell, maturing on December 31, 2014, with interest at 10%	$61,443	$61,443
Convertible note payable to an accredited investor, with interest at 10%	-	45,300
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	31,126	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2015, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000

Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	100,000	100,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	70,000	-
Convertible note payable to an accredited investor, maturing on June 25, 2016, with interest at 10%	30,000	-
Convertible note payable to an accredited investor, maturing on November 11, 2015, with interest at 10%	30,000	-
Convertible note payable to an accredited investor, maturing on November 25, 2015, with interest at 10%	40,000	-
Convertible note payable to an accredited investor, maturing on December 10, 2015, with interest at 10%	110,000	-
Convertible note payable to an accredited investor, maturing on January 17, 2016, with interest at 10%	88,000	-
Convertible note payable to an accredited investor, maturing on February 22, 2016, with interest at 10%	90,000	-
Convertible note payable to an accredited investor, maturing on March 23, 2016, with interest at 10%	90,000	-
Convertible note payable to an accredited investor, maturing on April 28, 2016, with interest at 10%	65,000	-
Convertible note payable to an accredited investor, maturing on April 21, 2016, with interest at 10%	65,000	-
Convertible note payable to an accredited investor, maturing on June 24, 2016, with interest at 10%	60,000	-

Total	1,430,569	756,743

Less discount	(214,163)	(343,902)

	$1,216,406	$412,841

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the "Convertible Cowdell Note") into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The Convertible Cowdell Note had accrued interest of $10,740 and $6,144 as of September 30, 2015 and December 31, 2014, respectively.

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

The convertible notes to an accredited investor (the "Accredited Investor") with outstanding balances at September 30, 2015 were issued in $50,000 tranches in January, February, March, April, May, June, July, August, September, October and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, two $30,000 tranches in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015, $90,000 in May and June 2015, $65,000 in July and August 2015, and $60,000 in September 2015. Each note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The notes also include conversion price reset features that are triggered when new equity issuances are made by the Company; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the notes is generally one year from the date of funding with the exception of the last six notes issued during the nine months ended September 30, 2015, which have a maturity date of nine months from the date of funding. The due date of the note that includes tranches funded through May 2014 with outstanding principal balances totaling $231,126 as of September 30, 2015 was extended to September 30, 2015. The due date of the note that includes tranches funded from June 2014 through February 2015 with outstanding principal balances totaling $500,000 as of June 30, 2015 was extended to June 25, 2016.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $731 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The January 2014 note had accrued interest of $5,030 and $4,863 as of September 30, 2015 and December 31, 2014, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, of which all was recorded as a debt discount. During the six months ended September 30, 2015, $5,981 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The February 2014 note had accrued interest of $8,069 and $5,981 as of September 30, 2015 and December 31, 2014, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $11,644 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The March 2014 note had accrued interest of $7,575 and $3,836 as of September 30, 2015 and December 31, 2014, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $15,753 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The April 2014 note had accrued interest of $7,164 and $3,425 as of September 30, 2015 and December 31, 2014, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $19,315 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The May 2014 note had accrued interest of $6,808 and $3,068 as of September 30, 2015 and December 31, 2014, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $24,110 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The June 2014 note had accrued interest of $6,315 and $2,575 as of September 30, 2015 and December 31, 2014, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $26,849 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The July 2014 note had accrued interest of $6,041 and $2,301 as of September 30, 2015 and December 31, 2014, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $31,644 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The August 2014 note had accrued interest of $5,562 and $1,822 as of September 30, 2015 and December 31, 2014, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $35,616 was amortized from the debt discount. The debt discount was fully amortized at September 30, 2015. The September 2014 note had accrued interest of $5,178 and $1,438 as of September 30, 2015 and December 31, 2014, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $35,183 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $3,995. The October 2014 note had accrued interest of $4,808 and $1,068 as of September 30, 2015 and December 31, 2014, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $74,612 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $10,386. The November 2014 note had accrued interest of $9,123 and $1,671 as of September 30, 2015 and December 31, 2014, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2015, $37,397 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $10,685. The December 2014 note had accrued interest of $3,918 and $178 as of September 30, 2015 and December 31, 2014, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $20,834 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $8,526. The January 2015 note had accrued interest of $4,986 as of September 30, 2015.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $15,245 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $8,739. The first February 2015 note had accrued interest of $1,915 as of September 30, 2015.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $15,233 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $2,770. The second February 2015 note had accrued interest of $1,907 as of September 30, 2015.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $15,495 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $3,999. The third February 2015 note had accrued interest of $3,584 as of September 30, 2015.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $23,653 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $8,232. The March 2015 note had accrued interest of $6,178 as of September 30, 2015.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $18,952 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $12,445. The April 2015 note had accrued interest of $4,026 as of September 30, 2015.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $17,348 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $19,202. The May 2015 note had accrued interest of $3,255 as of September 30, 2015.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $15,131 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $26,747. The June 2015 note had accrued interest of $2,466 as of September 30, 2015.

The July 2015 derivative was valued as of July 28, 2015 at $38,600, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $8,983 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $29,617. The July 2015 note had accrued interest of $1,157 as of September 30, 2015.

The August 2015 derivative was valued as of August 21, 2015 at $37,269, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $5,441 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $31,828. The August 2015 note had accrued interest of $730 as of September 30, 2015.

The September 2015 derivative was valued as of September 24, 2015 at $37,820, of which all was recorded as a debt discount. During the nine months ended September 30, 2015, $828 was amortized from the debt discount. The debt discount had a balance at September 30, 2015 of $36,992. The September 2015 note had accrued interest of $125 as of September 30, 2015.

Total accrued interest payable for the above non-related party convertible notes was $116,660 and $41,385 as of September 30, 2015 and December 31, 2014, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $225,390 and $245,091 for the three months ended September 30, 2015 and 2014, respectively, and $669,835 and $606,204 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash and debt. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company's cash is based on quoted prices and therefore classified as Level 1.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis as of September 30, 2015 and December 31, 2014:

September 30, 2015	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$701,455	$-	$-	$701,455	$75,222

December 31, 2014	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$438,374	$-	$-	$438,374	$(241,154)

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 4, the Company issued convertible notes payable to non-related parties that contain anti-dilutive, or down round, price protection. Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity's Own Equity, the Company recorded a derivative liability for the price protection provisions issued within the convertible debt transactions.

The fair values of the Company's derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At September 30, 2015 and December 31, 2014, the Company recorded current derivative liabilities of $701,455 and $438,374, respectively. The net change in fair value of the derivative liabilities for the three months ended September 30, 2015 and 2014 was a gain of $145,300 and $148,832, respectively. The net change in fair value of the derivative liabilities for the nine months ended September 30, 2015 and 2014 were losses of $75,222 and $6,760, respectively. These gains and losses are was reported as other income (expense) in the statements of operations.

The following table presents details of the Company's derivative liabilities for the nine months ended September 30, 2015:

Balance, December 31, 2014	$438,374
Increases in derivative value due to new issuances of notes	346,240
Derivative adjustment due to debt conversion	(158,381)
Change in fair value of derivative liabilities	75,222

Balance, September 30, 2015	$701,455

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company's derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value
•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 299% to 310%

See Note 5 for a discussion of fair value measurements.

NOTE 7 – STOCKHOLDERS' DEFICIT

Stock Issuances

The Company is authorized to issue up to 500,000,000 shares of its $0.001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of September 30, 2015 and December 31, 2014, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

During the nine months ended September 30, 2015, the Company issued a total of 70,648,155 shares of its common stock to an accredited investor in conversion of $64,174 principal and $8,778 accrued interest payable at conversion prices ranging from $0.00088 to $0.00135 per share and settled $158,381 of derivative liabilities. As a result of the debt conversions and derivative settlement, common stock was increased by $70,648 and additional paid-in capital was increased by $160,685.

2006 Stock Option Plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company's 2006 Stock Plan (the "2006 Plan"). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company's common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of September 30, 2015, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

Under the 2006 Plan, options may be granted to employees, directors, and consultants. Only employees may receive "incentive stock options," which are intended to qualify for certain tax treatment, and consultants and directors may receive "non-statutory stock options," which do not qualify for such treatment. A holder of more than 10% of the outstanding voting shares may only be granted options with an exercise price of at least 110% of the fair market value of the underlying stock on the date of the grant, and if such holder has incentive stock options, the term of the options must not exceed five years.

Options and stock purchase rights granted under the 2006 Plan generally vest ratably over a four year period (typically 1⁄4 or 25% of the shares vest after the 1st year and 1/48 of the remaining shares vest each month thereafter); however, alternative vesting schedules may be approved by the Board of Directors in its sole discretion. Any unvested portion of an option or stock purchase right will accelerate and become fully vested if a holder's service with the Company is terminated by the Company without cause within twelve months following a Change in Control (as defined in the 2006 Plan).

All options must be exercised within ten years after the date of grant. Upon a holder's termination of service for any reason prior to a Change in Control, the Company may repurchase any shares issued to such holder upon the exercise of options or stock purchase rights. The Board of Directors may amend the 2006 Plan at any time. The 2006 Plan will terminate in 2016, unless terminated sooner by the Board of Directors.

The Company did not grant any stock options or warrants during the nine months ended September 30, 2015, and did not record any stock-based compensation expense during the three months and nine months ended September 30, 2015 and 2014.

A summary of the status of the options and warrants issued by the Company as of September 30, 2015, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2015	560,000	$0.10

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

For the three months and nine months ended September 30, 2015 and 2014, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,456,254 as of September 30, 2015 and December 31, 2014. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $177,026 and $68,106 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

Effective October 15, 2015, we entered into an Amendment to Convertible Promissory Note with each of Craig Holland and Mick Donahoo with respect to the Craig Holland Convertible Note and the Mick Donahoo Convertible Note, both dated December 31, 2013 (Note 4). The parties agreed to modify the terms of the notes such that in the event the lender issues a valid conversion notice and the conversion notice results in a conversion price less than the then-par value of the Company's common stock, the conversion will be effected at par value with additional principal amounts added to the note equal to the value of the common shares that were not able to be issued due to the conversion price being less than the par value of the Company's common stock.

Effective October 15, 2015, we entered into an Amendment to Convertible Promissory Note with an accredited investor with respect to a Convertible Promissory Note dated December 20, 2013. The parties agreed to modify the terms of the notes such that in the event the lender issues a valid conversion notice and the conversion notice results in a conversion price less than the then-par value of the Company's common stock, the conversion will be effected at par value with additional principal amounts added to the note equal to the value of the common shares that were not able to be issued due to the conversion price being less than the par value of the Company's common stock.

On October 23, 2015, we received additional proceeds of $50,000 from the July 28, 2015 Convertible Promissory Note to an Accredited Investor. The note bears interest at 10% per annum and matures nine months from its effective date.

On October 23, 2015, holders of a majority of the Company's outstanding voting securities and the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation (the "Certificate of Amendment") to: (i) increase the total number of authorized shares of the Company's capital stock from 510,000,000 shares to 2,010,000,000 shares, of which 2,000,000,000 will be available for issuance as Common Stock; and (ii) change the par value of the Company's authorized capital stock from $0.001 per share to $0.00001 per share. The Certificate of Amendment will only become effective upon the filing of the Certificate of Amendment with the Delaware Secretary of State, which filing will not occur until at least 20 calendar days after the date the Company begins mailing a Definitive Schedule 14-C Information Statement regarding the Certificate of Amendment to its shareholders. On November 10, 2015, the Company filed its Preliminary Schedule 14-C Information Statement with the Securities and Exchange Commission. The Company plans to file its Definitive Schedule 14-C Information Statement on or about November 23, 2015 and commencing the mailing to its shareholders on or about November 25, 2015.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

During our most recent fiscal quarter ended September 30, 2015, we generated revenues of $7,542 from the sales our games compared to $10,506 for the quarter ended September 30, 2014.

Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. Therefore, we no longer measure our success based upon the quantity of titles we launch, but rather on the metrics we receive as we monitor and try to improve upon our games in the market. During the 3 months ended September 30, 2015, we launched a new Apple Watch game entitled, Black Forest™: Puzzle Tiles for Watch. It was our first Apple Watch game and is a companion game to the iPad game, Black Forest™: Hidden Objects Fairy Tale Mystery. We continued our process of updating Black Forest™: Hidden Objects Fairy Tale Mystery in select countries around the world and gathering player data on retention, engagement, and monetization metrics to ensure that the game can be profitable considering the amount of money required to acquire new users to play the game. In addition, we geo-soft launched our game Kitty Pawp™: Bubble Shooter in select countries to gather player data on retention and engagement metrics.

During the three months and nine months ended September 30, 2015, we reported net losses of $293,923 and $1,469,673, respectively, primarily attributable to increases in cost of sales and interest, as described below.

Going Concern Uncertainty

As shown in the accompanying financial statements for the nine-month periods ended September 30, 2015 and 2014, we incurred net losses of $1,469,673 and $1,091,735, respectively. As of September 30, 2015, our accumulated deficit was $8,583,507. During the period ended September 30, 2015 and the year ended December 3l, 2014, we experienced negative cash flows from operations largely due to our continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating our alternatives to secure financing sufficient to support the operating requirements of our current business plan, as well as continuing to execute our business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and in successfully executing our plans to return to positive cash flows during fiscal 2016. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Results of Operations

Revenues

Our revenues decreased $2,964 to $7,542 for the three months ended September 30, 2015 from $10,506 for the three months ended September 30, 2014. Our revenues decreased $15,382 to $23,068 for the nine months ended September 30, 2015 from $38,450 for the nine months ended September 30, 2014. Our revenues decreased due to our focused efforts on building games in the free-to-play game genre. Previously, the majority of our released game titles were "pay-per-download", where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

We are continuing with the strategy of releasing games more frequently during 2015. During Q3, we launched Black Forest™: Puzzle Tiles for Watch (Apple Watch), and we continued our soft launch of Black Forest: Hidden Objects Fairy Tale Mystery in specific geographic territories. In addition, we continued development on Etch A Sketch, with a major update in new content launched at the beginning of Q4 2015. Lastly, we geo-soft launched Kitty Pawp™: Bubble Shooter in select countries and began acquiring users to gather player data on retention and engagement metrics.

Operating Costs and Expenses

Our cost of sales increased $52,467 to $91,395 for the three months ended September 30, 2015 from $38,928 for the three months ended September 30, 2014, due to the new titles that we have in development. Our cost of sales increased $243,176 to $332,764 for the nine months ended September 30, 2015 from $89,588 for the nine months ended September 30, 2014. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design.

On a year-to-date and on a current quarter basis, our selling, general and administrative expenses were relatively constant compared to prior year periods. Our selling, general and administrative expenses increased $9,746 to $129,980 for the three months ended September 30, 2015 from $120,234 for the three months ended September 30, 2014, and increased $582 to $414,520 for the nine months ended September 30, 2015 from $413,938 for the nine months ended September 30, 2014.

Our depreciation and amortization expense decreased $228 to $0 for the three months ended September 30, 2015 from $228 for the three months ended September 30, 2014, and decreased $12,428 to $0 for the nine months ended September 30, 2015 from $12,428 for the nine months ended September 30, 2014. The decrease in depreciation and amortization was due to our property and equipment being fully depreciated and not owning technology subject to amortization.

Other Income (Expense)

Our interest expense decreased $19,701 to $225,390 for the three months ended September 30, 2015, from $245,091 for the three months ended September 30, 2014, and increased $63,631 to $669,835 for the nine months ended September 30, 2015, from $606,204 for the nine months ended September 30, 2014. The increase in interest expense on a year-to-date basis is due to the increase in our debt in the current year and the related debt discounts that are amortized to interest expense. The timing of new amounts added to debt discount and the amortization of debt discounts from quarter-to-quarter may result in either an increase or decrease in interest expense in any particular quarter.

Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. We reported a gain on change in derivative liabilities of $145,300 and $148,832 for the three months ended September 30, 2015 and 2014, respectively, and a loss on change in derivative liabilities of $75,222 and $6,760 for the nine months ended September 30, 2015 and 2014, respectively.

Net Loss

As a result of the above, our net loss increased to $293,923 for the three months ended September 30, 2015 from $245,143 for the three months ended September 30, 2014 and to $1,469,673 for the nine months ended September 30, 2015 from $1,091,735 for the nine months ended September 30, 2014. The increase in our net loss is due primarily to the increase in our debt in the current year and the related debt discounts that are amortized to interest expense, the increase in our cost of sales as discussed above and to our derivative income (expense) of $75,222 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Introduction

As of September 30, 2015, we had current assets of $42,919 and current liabilities of $4,473,054, resulting in a working capital deficit and a total stockholders' deficit of $4,430,135. In addition, we had an accumulated deficit of $8,583,507 as of September 30, 2015.

During the nine months ended September 30, 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of September 30, 2015 was $29,382, and our monthly operating cash flow burn rate, based on the nine-month period ended September 30, 2015, is approximately $80,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used cash of $723,306 in operating activities for the nine months ended September 30, 2015 as a result of our net loss of $1,469,674 and decreases in accrued expenses of $4,518 and unearned royalties of $5,708, partially offset by non-cash expenses totaling $551,201, decreases in accounts receivable, net of $7,428, and prepaid expenses and other current assets of $3,477, and increases in accounts payable of $1,515, accrued interest payable – related party of $108,920 and accrued interest payable of $84,053.

By comparison, we used cash of $475,778 in operating activities for the nine months ended September 30, 2014 as a result of our net loss of $1,091,735 and decreases in accounts payable of $2,369, accrued expenses of $4,559 and unearned royalties of $6,664, partially offset by non-cash expenses totaling $491,974, decreases in accounts receivable, net of $2,052 and prepaid expenses and other current assets of $2,111, and increases in accrued interest payable – related party of $36,655 and accrued interest payable of $96,757.

We had no net cash provided by or used by investing activities for the nine months ended September 30, 2015 and 2014.

We had net cash provided by financing activities of $738,000 and $450,000 for the nine months ended September 30, 2015 and 2014, respectively, comprised of borrowings of debt – proceeds from the issuance of short-term convertible notes payable to non-related parties.

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2015, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1 - Legal Proceedings

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

ITEM 1A - Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we had the following unregistered sales of equity securities:

On July 7, 2015, we issued 10,445,662 shares of our common stock to a non-affiliate holder of one of our outstanding convertible promissory notes pursuant to a notice of conversion submitted to us from the holder notifying us of their election to convert $10,967.95 of principal and interest due under the promissory note into the shares. Due to the length of time since the holder lent us the funds and that the holder has held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On July 28, 2015, we entered into a Convertible Promissory Note (the "Note") with an accredited investor (the "Accredited Investor") under which the Accredited Investor agreed to loan us up to Five Hundred Thousand Dollars ($500,000). The Note bears interest at Ten Percent (10%) per annum and matures nine (9) months after each tranche is loaned to us. Under the terms of the Note, the Accredited Investor agreed to loan us Sixty Five Thousand Dollars ($65,000) upon execution of the Note and can loan us the additional amounts up to Five Hundred Thousand Dollars ($500,000) at any time in their sole discretion. The Accredited Investor has the right, at any time after July 28, 2015, at its election, to convert all or part of the amounts due to it under the Note into shares of our common stock. The conversion price shall be the lesser of (a) $0.003 per share of our common stock or (b) Fifty Percent (50%) of the average of the three (3) lowest trade prices on three (3) separate trading days of our common stock recorded after July 28, 2015, or (c) the lowest effective price per share granted to any person or entity after July 28, 2015 to acquire our common stock or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire our common stock or outstanding our common stock equivalents, excluding any lower price per share offered to any of our officers and directors. However, the Accredited Investor may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock. The Note also contains piggyback registration rights. In the event we default under the terms of the Note, we owe 150% of the principal amount then due under the Note immediately. Based on the representation and warranties provided by the Accredited Investor in the investment documents, the issuance of the Note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the Accredited Investor is an accredited investor and is familiar with our operations.

ITEM 3 - Defaults Upon Senior Securities

As of September 30, 2015, we are delinquent on convertible notes payable – related party totaling $1,456,254. The convertible notes payable – related party matured on December 31, 2014.

As of the date of the filing of this report, we are delinquent on convertible notes payable – non-related party with principal balances totaling $292,569. These notes matured on December 31, 2014 and September 30, 2015.

We are currently discussing extensions of the maturity dates for the delinquent notes payable with the various lenders.

ITEM 4 - Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 - Other Information

There is no information required to be disclosed by this Item.

ITEM 6 - Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.28 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.29 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.30 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.31 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.32 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.33*	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.34*	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.35*	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.36*	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
___________

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: November 16, 2015		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer

