Form 10-Q
period 2016-03-31
Freeze Tag, Inc.
filed 2016-05-16
CIK 1485074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 6, 2016, there were 297,593,541 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

TABLE OF CONTENTS

QUARTER ENDED MARCH 31, 2016

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

The results for the period ended March 31, 2016 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash	$7,512	$42,052
Accounts receivable, net of allowance of $5,600	9,038	4,504
Prepaid expenses and other current assets	4,673	5,249
Total current assets	21,223	51,805

Total assets	$21,223	$51,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$124,994	$124,163
Accrued expenses	493,372	492,012
Accrued interest payable – related party	245,439	209,461
Accrued interest payable	210,446	154,925
Unearned royalties	193,347	195,033
Notes payable	29,780	-
Convertible notes payable – related party	1,447,041	1,447,041
Convertible notes payable, net of discount of $0 and $21,646, respectively	736,169	718,923
Derivative liabilities	884,259	841,677
Total current liabilities	4,364,847	4,183,235

Long-term liabilities:
Convertible notes payable, net of discount of $164,087 and $158,562, respectively	810,913	686,438

Total liabilities	5,175,760	4,869,673

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.00001 par value, 2,000,000,000 shares authorized, 292,357,620 and 280,442,125 shares issued and outstanding, respectively	2,924	2,804
Additional paid-in capital	4,160,811	4,147,038
Common stock payable	16,800	16,800
Accumulated deficit	(9,335,072)	(8,984,510)
Total stockholders' deficit	(5,154,537)	(4,817,868)

Total liabilities and stockholders' deficit	$21,223	$51,805

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$21,777	$7,903

Operating costs and expenses:
Cost of sales	57,827	127,324
Selling, general and administrative expenses	153,092	150,679

Total operating costs and expenses	210,919	278,003

Loss from operations	(189,142)	(270,100)

Other income (expense):
Interest expense, net	(214,674)	(217,748)
Gain (loss) on change in derivative liabilities	54,979	(8,753)

Total other income (expense)	(159,695)	(226,501)

Loss before income taxes	(348,837)	(496,601)
Provision for income taxes	1,725	400

Net loss	$(350,562)	$(497,001)

Weighted average number of common shares outstanding – basic and diluted	284,894,068	191,529,335

Loss per common share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(350,562)	$(497,001)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount to interest expense	122,213	158,944
(Gain) loss on change in derivative liabilities	(54,979)	8,753
Changes in operating assets and liabilities:
Accounts receivable, net	(4,534)	8,002
Prepaid expenses and other current assets	576	3,130
Accounts payable	831	(7,342)
Accrued expenses	1,360	331
Accrued interest payable – related party	35,978	35,908
Accrued interest payable	56,483	22,014
Unearned royalties	(1,686)	(1,833)

Net cash used by operating activities	(194,320)	(269,094)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	29,780	-
Proceeds from convertible notes payable	130,000	280,000

Net cash provided by financing activities	159,780	280,000

Net increase (decrease) in cash	(34,540)	10,906
Cash at the beginning of the period	42,052	14,688

Cash at the end of the period	$7,512	$25,594

Non-cash transactions:
Conversion of debt to common shares	$4,400	$27,600
Conversion of accrued interest to common shares	962	3,357
Conversion of derivative liabilities to common shares	8,531	68,125
Debt discount due to derivative	106,092	122,726

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

 Notes to Condensed Financial Statements

Three Months Ended March 31, 2016

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $350,562 and $497,001 for the three-month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company's accumulated deficit was $9,335,072. During the three months ended March 31, 2016 and the year ended December 3l, 2015, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company's ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company's ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2016. The Company's financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	March 31, 2016	December 31, 2015

Accrued vacation	$66,542	$64,461
Accrued royalties	408,380	408,134
Technology payable	18,000	18,000
Other	450	1,417

	$493,372	$492,012

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $193,347 and $195,033 at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

NOTE 4 – DEBT

Notes Payable

On February 1, 2016, the Company entered into a Game Marketing Agreement with an investor whereby the investor agreed, at its option, to loan up to $250,000 (the "Marketing Fund") to the Company to exclusively fund user acquisition efforts for the game Kitty Pawp (the "Game"). The investor will receive 50% of Net Receipts (as defined in the agreement) from the Game until the Marketing Fund is fully recouped. Once the Marketing Fund is recouped, the investor will receive 50% of Net Receipts from the Game until the investor receives a 50% return on the Marketing Funds advanced.

The Company has recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, the Company accrues the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of March 31, 2016, total advances recorded as notes payable were $29,780 and accrued interest payable included a total of $14,890 of the 50% guaranteed return.

Convertible Notes Payable – Related Party

Convertible notes payable, related party consisted of the following at:

	March 31, 2016	December 31, 2015
Convertible note payable to the Holland Family Trust, maturing on September 30, 2016, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on September 30, 2016, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2016, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2016, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2016, with interest at 10%	6,925	6,925
Convertible note payable to Mick Donahoo, maturing on December 31, 2016, with interest at 10%	31,042	31,042

Total	$1,447,041	$1,447,041

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which was extended to September 30, 2016. As of March 31, 2016 and December 31, 2015, accrued interest related to the Holland Family Trust Convertible Note was $33,401 and $27,867, respectively.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the "Holland Transferred Convertible Note"). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which was extended to December 31, 2016. As of March 31, 2016 and December 31, 2015, accrued interest related to the Holland Transferred Convertible Note was $122,096 and $101,867, respectively.

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

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. As of March 31, 2016 and December 31, 2015, there was $41,926 and $37,290, respectively, of accrued interest related to each of the notes.

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

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of March 31, 2016 and December 31, 2015, there was accrued interest payable related to these notes totaling $6,090 and $5,146, respectively.

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

Effective October 15, 2015, the Company entered into an Amendment to Convertible Promissory Note with each of Craig Holland and Mick Donahoo with respect to the Craig Holland Convertible Note and the Mick Donahoo Convertible Note. The parties agreed to modify the terms of the notes such that in the event the lender issues a valid conversion notice and the conversion notice results in a conversion price less than the then-par value of the Company's common stock, the conversion will be effected at par value with additional principal amounts added to the note equal to the value of the common shares that were not able to be issued due to the conversion price being less than the par value of the Company's common stock. As the amendment did not alter the shares received by converting the notes, no additional value was recorded by the Company as a result of these amendments.

Total accrued interest payable for the related party convertible notes was $245,439 and $209,461 as of March 31, 2016 and December 31, 2015, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non-related party consisted of the following at:

	March 31, 2016	December 31, 2015
Convertible note payable to Robert Cowdell, maturing on December 31, 2016, with interest at 10%	$61,443	$61,443
Convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	26,726	31,126
Convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	100,000	100,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	70,000	70,000
Convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	30,000	30,000
Convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	30,000	30,000

Convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	40,000	40,000
Convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	110,000	110,000
Convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	88,000	88,000
Convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	90,000	90,000
Convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	90,000	90,000
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	65,000	65,000
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	65,000	65,000
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	60,000	60,000
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	50,000
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	55,000	55,000
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	25,000	-
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	55,000	-
Convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	-
Total	1,711,169	1,585,569
Less discount	(164,087)	(180,208)

Net	1,547,082	1,405,361
Less current portion	736,169	718,923

Long-term portion	$810,913	$686,438

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the "Convertible Cowdell Note") into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The Convertible Cowdell Note had accrued interest of $13,816 and $12,289 as of March 31, 2016 and December 31, 2015, respectively.

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

The convertible notes to an accredited investor (the "Accredited Investor") with outstanding balances at March 31, 2016 were issued in $50,000 tranches in January, February, March, April, May, June, July, August, September, October and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, two $30,000 tranches in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015, $90,000 in May and June 2015, $65,000 in July and August 2015, $60,000 in September 2015, $50,000 in October and November 2015, $55,000 in December 2015, $25,000 in January 2016, $55,000 in February 2016 and $50,000 in March 2016. Each note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The notes also include conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability.

The maturity date of the notes is generally one year from the date of funding, with the maturity date of the tranches issued in February 2015 through March 2016 nine months from the date of funding. The due date of the note that includes tranches funded through May 2014 with outstanding principal balances totaling $226,726 as of March 31, 2016 was extended to September 30, 2016. The due date of the note that includes tranches funded from June 2014 through February 2015 with outstanding principal balances totaling $500,000 as of March 31, 2016 was extended to June 25, 2017. The due date of the note that includes tranches funded from February 2015 through June 2015 with outstanding principal balances totaling $448,000 as of March 31, 2016 was extended to November 11, 2016, and the due date of the note that includes tranches funded from July 2015 through March 2016 with outstanding principal balances totaling $475,000 as of March 31, 2016 was extended to April 28, 2017.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The January 2014 note had accrued interest of $5,585 and $5,814 as of March 31, 2016 and December 31, 2015, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The February 2014 note had accrued interest of $10,572 and $9,329 as of March 31, 2016 and December 31, 2015, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The March 2014 note had accrued interest of $10,079 and $8,836 as of March 31, 2016 and December 31, 2015, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The April 2014 note had accrued interest of $9,668 and $8,425 as of March 31, 2016 and December 31, 2015, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The May 2014 note had accrued interest of $9,312 and $8,068 as of March 31, 2016 and December 31, 2015, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The June 2014 note had accrued interest of $8,818 and $7,575 as of March 31, 2016 and December 31, 2015, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The July 2014 note had accrued interest of $8,545 and $7,301 as of March 31, 2016 and December 31, 2015, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The August 2014 note had accrued interest of $8,079 and $6,836 as of March 31, 2016 and December 31, 2015, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The September 2014 note had accrued interest of $7,681 and $6,438 as of March 31, 2016 and December 31, 2015, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The October 2014 note had accrued interest of $7,312 and $6,069 as of March 31, 2016 and December 31, 2015, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The November 2014 note had accrued interest of $14,130 and $11,644 as of March 31, 2016 and December 31, 2015, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2016. The December 2014 note had accrued interest of $6,421 and $5,178 as of March 31, 2016 and December 31, 2015, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, which was recorded as a debt discount. During the three months ended March 31, 2016, $1,126 was amortized from the debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The January 2015 note had accrued interest of $8,491 and $6,751 as of March 31, 2016 and December 31, 2015, respectively.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, which was recorded as a debt discount. During the three months ended March 31, 2016, $2,694 was amortized from the debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The first February 2015 note had accrued interest of $3,417 and $2,671 as of March 31, 2016 and December 31, 2015, respectively.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The second February 2015 note had accrued interest of $3,409 and $2,663 as of March 31, 2016 and December 31, 2015, respectively.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The third February 2015 note had accrued interest of $6,588 and $5,096 as of March 31, 2016 and December 31, 2015, respectively.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The March 2015 note had accrued interest of $11,686 and $8,951 as of March 31, 2016 and December 31, 2015, respectively.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, which was recorded as a debt discount. During the three months ended March 31, 2016, $1,941 was amortized from the debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The April 2015 note had accrued interest of $8,432 and $6,244 as of March 31, 2016 and December 31, 2015, respectively.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, which was recorded as a debt discount. During the three months ended March 31, 2016, $7,019 was amortized from the debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The May 2015 note had accrued interest of $7,761 and $5,523 as of March 31, 2016 and December 31, 2015, respectively.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, which was recorded as a debt discount. During the three months ended March 31, 2016, $12,686 was amortized from the debt discount. The debt discount was fully amortized to interest expense at March 31, 2016. The June 2015 note had accrued interest of $6,974 and $4,734 as of March 31, 2016 and December 31, 2015, respectively.

The July 2015 derivative was valued as of July 28, 2015 at $38,600, which was recorded as a debt discount. During the three months ended March 31, 2016, $12,773 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $3,930. The July 2015 note had accrued interest of $4,412 and $2,796 as of March 31, 2016 and December 31, 2015, respectively.

The August 2015 derivative was valued as of August 21, 2015 at $37,269, which was recorded as a debt discount. During the three months ended March 31, 2016, $12,378 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $6,937. The August 2015 note had accrued interest of $3,985 and $2,369 as of March 31, 2016 and December 31, 2015, respectively.

The September 2015 derivative was valued as of September 24, 2015 at $37,820, which was recorded as a debt discount. During the three months ended March 31, 2016, $12,561 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $11,732. The September 2015 note had accrued interest of $3,379 and $1,763 as of March 31, 2016 and December 31, 2015, respectively.

The October 2015 derivative was valued as of October 23, 2015 at $35,290, which was recorded as a debt discount. During the three months ended March 31, 2016, $11,720 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $14,683. The October 2015 note had accrued interest of $2,202 and $959 as of March 31, 2016 and December 31, 2015, respectively.

The November 2015 derivative was valued as of November 30, 2015 at $36,448, which was recorded as a debt discount. During the three months ended March 31, 2016, $12,422 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $19,794. The November 2015 note had accrued interest of $1,682 and $438 as of March 31, 2016 and December 31, 2015, respectively.

The December 2015 derivative was valued as of December 21, 2015 at $37,163, which was recorded as a debt discount. During the three months ended March 31, 2016, $12,298 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $23,514. The December 2015 note had accrued interest of $1,533 and $166 as of March 31, 2016 and December 31, 2015, respectively.

The January 2016 derivative was valued as of January 22, 2016 at $30,855, of which $25,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the three months ended March 31, 2016, $6,296 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $18,704. The January 2016 note had accrued interest of $478 as of March 31, 2016.

The February 2016 derivative was valued as of February 8, 2016 at $37,835, which was recorded as a debt discount. During the three months ended March 31, 2016, $7,180 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $30,655. The February 2016 note had accrued interest of $781 as of March 31, 2016.

The March 2016 derivative was valued as of March 7, 2016 at $37,402, which was recorded as a debt discount. During the three months ended March 31, 2016, $3,264 was amortized from the debt discount. The debt discount had a balance at March 31, 2016 of $34,138. The March 2016 note had accrued interest of $328 as of March 31, 2016.

Total accrued interest payable for the non-related party convertible notes was $195,556 and $154,925 as of March 31, 2016 and December 31, 2015, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $214,674 and $217,748 for the three months ended March 31, 2016 and 2015, respectively.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis as of March 31, 2016 and December 31, 2015:

March 31, 2016	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$884,259	$-	$-	$884,259	$(54,979)

December 31, 2015	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$841,677	$-	$-	$841,677	$(106,543)

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

The fair values of the Company's derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At March 31, 2016 and December 31, 2015, the Company recorded current derivative liabilities of $884,259 and $841,677, respectively. The net change in fair value of the derivative liabilities resulted in a gain of $54,979 for the three months ended March 31, 2016 and a loss of $8,753 for the three months ended March 31, 2015, which are reported as other income (expense) in the statements of operations.

The following table presents details of the Company's derivative liabilities for the three months ended March 31, 2016:

Balance, December 31, 2015	$841,677
Increases in derivative value due to new issuances of notes	106,092
Derivative adjustment due to debt conversion	(8,531)
Change in fair value of derivative liabilities	(54,979)

Balance, March 31, 2016	$884,259

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company's derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value

•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 281% to 280%

See Note 5 for a discussion of fair value measurements.

NOTE 7 – STOCKHOLDERS' DEFICIT

Stock Issuances

The Company is authorized to issue up to 2,000,000,000 shares of its $0.00001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of March 31, 2016 and December 31, 2015, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

During the three months ended March 31, 2016, the Company issued a total of 11,915,495 shares of its common stock to an accredited investor in conversion of $4,400 principal and $962 accrued interest payable at a conversion price of $0.00045 per share and settled $8,531 of derivative liabilities. As a result of the debt conversion and derivative settlement, common stock was increased by $120 and additional paid-in capital was increased by $13,773.

2006 Stock Option Plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company's 2006 Stock Plan (the "2006 Plan"). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company's common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of March 31, 2016, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company did not grant any stock options or warrants during the three months ended March 31, 2016, and did not record any stock-based compensation expense during the three months ended March 31, 2016 and 2015.

A summary of the status of the options and warrants issued by the Company as of March 31, 2016, and changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2015	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2016	560,000	$0.10

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

For the three months ended March 31, 2016 and 2015, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,447,041 as of March 31, 2016 and December 31, 2015. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $245,439 and $209,461 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued a total of 5,235,921 shares of common stock in the conversion of convertible notes payable principal totaling $2,000 and accrued interest payable totaling $356.16.

On April 7, 2016, the Company entered into a Convertible Promissory Note (the "Note") with an accredited investor (the "Accredited Investor") under which the Accredited Investor agreed to loan up to $500,000. The Note bears interest at 10% per annum and matures on April 7, 2017. Under the terms of the Note, the Accredited Investor agreed to loan the Company $60,000 upon execution of the Note and can loan the Company the additional amounts up to $500,000 at any time in its sole discretion. The Accredited Investor has the right, at any time after April 7, 2016, at its election, to convert all or part of the amounts due to it under the Note into shares of the Company's common stock. The conversion price shall be the lesser of (a) $0.003 per share of common stock or (b) 50% of the average of the three lowest trade prices on three separate trading days of the common stock recorded after April 7, 2016, or (c) the lowest effective price per share granted to any person or entity after April 7, 2016 to acquire the common stock or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire common stock or outstanding common stock equivalents, excluding any lower price per share offered to any of the Company's officers and directors. However, the Accredited Investor may not convert the amounts due under the Note into shares of common stock if such conversion would cause it to own more than 4.99% of the Company's then-outstanding common stock. The Note also contains piggyback registration rights. In the event the Company defaults under the terms of the Note, the Company would owe 150% of the principal amount then due under the Note immediately.

On May 10, 2016, we received additional proceeds of $45,000 from the April 7, 2016 Convertible Promissory Note to an Accredited Investor. The note bears interest at 10% per annum and matures 12 months from its effective date.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During our most recent fiscal quarter ended March 31, 2016, we generated revenues of $21,777 from the sales our games or in-app purchases in our games compared to $7,903 for the quarter ended March 31, 2015. Going forward, with our shift to free-to-play games, we anticipate the vast majority of our revenue in future years will be derived from consumers making in-game purchases in one of our free-to-play games and that revenue from consumers paying to download a game will be minimal.

Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. During the quarter, we launched several updates to our most popular title, Kitty Pawp: Bubble Shooter, including additional content (levels and world), and an Android version in late February. We now have Kitty Pawp available across a broad spectrum of devices and platforms, including iOS phones and tablets, Android phones and tablets, and Facebook on all popular browsers, and we're seeing revenue growth from all segments. We are working on new levels/world content during Q2 and will be updating Kitty Pawp with new content to keep long term players engaged on a consistent basis going forward.

We continued our process of porting Black Forest™: Hidden Objects Fairy Tale Mystery to the Android platform in anticipation of a launch with a publishing partner on the Google Play store during Q2 2016. The new version of Black Forest will be playable across Android smartphones and tablets.

We have also announced our intention to grow the company through acquisition. We feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders.

During the three months ended March 31, 2016, we reported a net loss of $350,562, primarily attributable to continued high levels of interest expense, as discussed below.

Going Concern Uncertainty

As shown in the accompanying financial statements, we incurred net losses of $350,562 and $497,001 for the three-month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, our accumulated deficit was $9,335,072. During the three months ended March 31, 2016 and the year ended December 3l, 2015, we experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2016. Our financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Results of Operations

Revenues

Our revenues increased $13,874 to $21,777 for the three months ended March 31, 2016 from $7,903 for the three months ended March 31, 2015, mainly due to increased in-game purchases from the players of our Kitty Pawp title. Our revenues increased due to positive results of our focused efforts on building games in the free-to-play game genre. Previously, the majority of our released game titles were "pay-per-download", where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

Operating Costs and Expenses

Our cost of sales decreased $69,497 to $57,827 for the three months ended March 31, 2016 from $127,324 for the three months ended March 31, 2015, due to fewer new titles that we have in development. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design.

Our selling, general and administrative expenses were relatively constant compared to the prior year period. Our selling, general and administrative expenses increased $2,413 to $153,092 for the three months ended March 31, 2016 from $150,679 for the three months ended March 31, 2015.

Other Income (Expense)

Our interest expense decreased $3,074 to $214,674 for the three months ended March 31, 2016 from $217,748 for the three months ended March 31, 2015. During the three months ended March 31, 2016, we continued to increase our convertible debt and the related debt discount that is amortized to interest expense. However, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized in prior periods.

Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. We reported a gain on change in derivative liabilities of $54,979 for the three months ended March 31, 2016 and a loss on change in derivative liabilities of $8,753 for the three months ended March 31, 2015.

Net Loss

As a result of the above, our net loss decreased to $350,562 for the three months ended March 31, 2016 from $497,001 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Introduction

As of March 31, 2016, we had current assets of $21,223 and current liabilities of $4,364,847, resulting in a working capital deficit of $4,343,624. In addition, we had a total stockholders' deficit of $5,154,537 at March 31, 2016.

During the three months ended March 31, 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of March 31, 2016 was $7,512, and our monthly cash flow burn rate is approximately $65,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $194,320 in operating activities for the three months ended March 31, 2016 as a result of our net loss of $350,562, non-cash gain of $54,979, an increase in accounts receivable, net of $4,534 and a decrease in unearned royalties of $1,686, partially offset by non-cash expense of $122,213, a decrease in prepaid expenses and other current assets of $576, and increases in accounts payable of $831, accrued expenses of $1,360, accrued interest payable – related party of $35,978 and accrued interest payable of $56,483.

By comparison, we used net cash of $269,094 in operating activities for the three months ended March 31, 2015 as a result of our net loss of $497,001 and decreases in accounts payable of $7,342 and unearned royalties of $1,833, partially offset by non-cash expenses totaling $167,697, decreases in accounts receivable, net of $8,002 and prepaid and other assets of $3,130, and increases in accrued expenses of $331, accrued interest payable – related party of $35,908 and accrued interest payable of $22,014.

We had no net cash provided by or used in investing activities for the three months ended March 31, 2016 and 2015.

We had net cash provided by financing activities of $159,780 for the three months ended March 31, 2016, comprised of proceeds from notes payable of $29,780 and proceeds from convertible notes payable of $130,000. Net cash provided by financing activities was $280,000 for the three months ended March 31, 2015, comprised of proceeds from convertible notes payable.

Notes Payable

On February 1, 2016, we entered into a Game Marketing Agreement with an investor whereby the investor agreed, at its option, to loan us up to $250,000 (the "Marketing Fund") to exclusively fund user acquisition efforts for the game Kitty Pawp (the "Game"). The investor will receive 50% of Net Receipts (as defined in the agreement) from the Game until the Marketing Fund is fully recouped. Once the Marketing Fund is recouped, the investor will receive 50% of Net Receipts from the Game until the investor receives a 50% return on the Marketing Funds advanced.

We recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, we accrue the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of March 31, 2016, total advances recorded as notes payable were $29,780 and accrued interest payable included a total of $14,890 of the 50% guaranteed return.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosures required by this item.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgments that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable and actual results may differ. For further information on our significant accounting policies see the notes to our condensed financial statements included in this filing and Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our significant accounting policies since December 31, 2015.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2016, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we had the following unregistered sales of equity securities:

On February 26, 2016, we issued 11,915,495 shares of our common stock to a non-affiliate holder of one of our outstanding convertible promissory notes pursuant to a notice of conversion submitted to us from the holder notifying us of their election to convert $5,362 of principal and interest due under the promissory note into the shares. Due to the length of time since the holder lent us the funds and that the holder has held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3. Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4. Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5. Other Information

There is no information required to be disclosed by this Item.

ITEM 6. Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (14)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.28 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.29 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.30 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.31 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.32 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.33 (13)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.34 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.35 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.36 (13)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.37*	Convertible Promissory Note with an accredited investor dated April 7, 2016

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-1/A2, filed with the Commission on October 25, 2010.

(3)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 3, 2011.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.

(5)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.

(6)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

(8)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.

(9)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on October 4, 2013.

(10)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(12)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(14)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: May 16, 2016	By:	/s/ Craig Holland
Craig Holland
	Its:	President and Chief Executive Officer

