Form 10-Q
period 2016-06-30
Freeze Tag, Inc.
filed 2016-08-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Registrant's telephone number, including area code: (714) 210-3850

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 15, 2016, there were 390,023,332 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED JUNE 30, 2016

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

The results for the period ended June 30, 2016 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash	$21,156	$42,052
Accounts receivable, net of allowance of $5,600	3,725	4,504
Prepaid expenses and other current assets	4,455	5,249
Total current assets	29,336	51,805

Total assets	$29,336	$51,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$119,207	$124,163
Accrued expenses	495,569	492,012
Accrued interest payable – related party	281,417	209,461
Accrued interest payable	262,917	154,925
Unearned royalties	191,538	195,033
Notes payable	58,096	-
Convertible notes payable – related party	1,447,041	1,447,041
Convertible notes payable, net of discount of $232,993 and $21,646, respectively	1,673,176	718,923
Derivative liabilities	941,152	841,677
Total current liabilities	5,470,113	4,183,235

Long-term liabilities:
Convertible notes payable, net of discount of $0 and $158,562, respectively	-	686,438

Total liabilities	5,470,113	4,869,673

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.00001 par value, 2,000,000,000 shares authorized, 297,593,541 and 280,442,125 shares issued and outstanding, respectively	2,976	2,804
Additional paid-in capital	4,167,395	4,147,038
Common stock payable	16,800	16,800
Accumulated deficit	(9,627,948)	(8,984,510)
Total stockholders' deficit	(5,440,777)	(4,817,868)

Total liabilities and stockholders' deficit	$29,336	$51,805

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$25,048	$7,623	$46,825	$15,526

Operating costs and expenses:
Cost of sales	89,171	114,045	146,998	241,369
Selling, general and administrative expenses	140,037	133,861	293,129	284,540

Total operating costs and expenses	229,208	247,906	440,127	525,909

Loss from operations	(204,160)	(240,283)	(393,302)	(510,383)

Other income (expense):
Interest expense, net	(227,372)	(226,697)	(442,046)	(444,445)
Gain (loss) on change in derivative liabilities	139,297	(211,769)	194,276	(220,522)

Total other income (expense)	(88,075)	(438,466)	(247,770)	(664,967)

Loss before income taxes	(292,235)	(678,749)	(641,072)	(1,175,350)
Provision for income taxes	641	-	2,366	400

Net loss	$(292,876)	$(678,749)	$(643,438)	$(1,175,750)

Weighted average number of common shares outstanding – basic and diluted	297,305,853	229,781,350	291,099,961	210,761,012

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(643,438)	$(1,175,750)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount to interest expense	253,777	319,368
(Gain) loss on change in derivative liabilities	(194,276)	220,522
Changes in operating assets and liabilities:
Accounts receivable, net	779	8,547
Prepaid expenses and other current assets	794	3,397
Accounts payable	(4,956)	(587)
Accrued expenses	3,557	5,728
Accrued interest payable – related party	71,956	73,960
Accrued interest payable	109,310	50,234
Unearned royalties	(3,495)	(3,820)

Net cash used by operating activities	(405,992)	(498,401)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	58,096	-
Proceeds from convertible notes payable	327,000	548,000

Net cash provided by financing activities	385,096	548,000

Net increase (decrease) in cash	(20,896)	49,599
Cash at the beginning of the period	42,052	14,688

Cash at the end of the period	$21,156	$64,287
Non-cash transactions:
Conversion of debt to common shares	$6,400	$56,000
Conversion of accrued interest to common shares	$1,318	$7,310
Conversion of derivative liabilities to common shares	$12,811	$136,208
Debt discount due to derivative	$284,893	$232,551

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2016

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $643,438 and $1,175,750 for the six-month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company's accumulated deficit was $9,627,948. During the six months ended June 30, 2016 and the year ended December 3l, 2015, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company's ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company's ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2016. The Company's financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	June 30, 2016	December 31, 2015

Accrued vacation	$68,728	$64,461
Accrued royalties	408,576	408,134
Technology payable	18,000	18,000
Other	265	1,417
	$495,569	$492,012

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $191,538 and $195,033 at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

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

The Company has recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, the Company accrues the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of June 30, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return, net of repayments.

Convertible Notes Payable – Related Party

                Convertible notes payable, related party consisted of the following at:

	June 30, 2016	December 31, 2015

Convertible note payable to the Holland Family Trust, maturing on September 30, 2016, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on September 30, 2016, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2016, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2016, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2016, with interest at 10%	6,925	6,925
Convertible note payable to Mick Donahoo, maturing on December 31, 2016, with interest at 10%	31,042	31,042
Total	$1,447,041	$1,447,041

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which was extended to September 30, 2016. As of June 30, 2016 and December 31, 2015, accrued interest related to the Holland Family Trust Convertible Note was $38,935 and $27,867, respectively.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the "Holland Transferred Convertible Note"). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which was extended to December 31, 2016. As of June 30, 2016 and December 31, 2015, accrued interest related to the Holland Transferred Convertible Note was $142,325 and $101,867, respectively.

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

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. As of June 30, 2016 and December 31, 2015, there was $46,562 and $37,290, respectively, of accrued interest related to each of the notes.

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

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of June 30, 2016 and December 31, 2015, there was accrued interest payable related to these notes totaling $7,033 and $5,146, respectively.

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

Total accrued interest payable for the related party convertible notes was $281,417 and $209,461 as of June 30, 2016 and December 31, 2015, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non-related party consisted of the following at:

	June 30, 2016	December 31, 2015

Convertible note payable to Robert Cowdell, maturing on December 31, 2016, with interest at 10%	$61,443	$61,443
Tranche #2 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	26,726	31,126
Tranche #3 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	50,000	50,000
Tranche #4 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	50,000	50,000
Tranche #5 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	50,000	50,000
Tranche #6 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on September 30, 2016, with interest at 10%	50,000	50,000
Tranche #1 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	48,000	50,000
Tranche #2 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #3 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #4 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #5 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #6 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	100,000	100,000
Tranche #7 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #8 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	70,000	70,000
Tranche #9 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	30,000	30,000
Tranche #1 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	30,000	30,000
Tranche #2 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	40,000	40,000
Tranche #3 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	110,000	110,000
Tranche #4 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	88,000	88,000
Tranche #5 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	90,000	90,000
Tranche #6 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	90,000	90,000
Tranche #1 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	65,000	65,000
Tranche #2 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	65,000	65,000
Tranche #3 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	60,000	60,000
Tranche #4 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	50,000
Tranche #5 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	50,000
Tranche #6 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	55,000	55,000
Tranche #7 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	25,000	-
Tranche #8 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	55,000	-
Tranche #9 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	-
Tranche #1 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	60,000	-
Tranche #2 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	45,000	-
Tranche #3 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	55,000	-
Tranche #4 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	27,000	-
Tranche #5 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	10,000	-
Total	1,906,169	1,585,569
Less discount	(232,993)	(180,208)
Net	1,673,176	1,405,361
Less current portion	1,673,176	718,923
Long-term portion	$-	$686,438

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the "Convertible Cowdell Note") into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The Convertible Cowdell Note had accrued interest of $15,344 and $12,289 as of June 30, 2016 and December 31, 2015, respectively.

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

The $500,000 principal amount convertible note dated December 20, 2013 to an accredited investor ("Accredited Investor #1") with an outstanding balance of $226,726 at June 30, 2016 was funded in $50,000 tranches in January, February, March, April and May 2014. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, with the maturity date subsequently extended to September 30, 2016.

The $500,000 principal amount convertible note dated June 25, 2014 to an accredited investor ("Accredited Investor #2") with an outstanding balance of $500,000 at June 30, 2016 was funded in $50,000 tranches in June, July, August, September, October, and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, and $30,000 in February 2015. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three lowest trading prices for the Company's common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, with the maturity date subsequently extended to June 25, 2017.

The $500,000 principal amount convertible note dated February 11, 2015 to Accredited Investor #2 with an outstanding balance of $448,000 at June 30, 2016 was funded by tranches of $30,000 in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015, $90,000 in May and June 2015. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. "Fixed Conversion Price" shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, with the maturity date subsequently extended to November 11, 2016.

The $500,000 principal amount convertible note dated July 28, 2015 to Accredited Investor #2 with an outstanding balance of $475,000 at June 30, 2016 was funded by tranches of $65,000 in July and August 2015, $60,000 in September 2015, $50,000 in October and November 2015, $55,000 in December 2015, $25,000 in January 2016, $55,000 in February 2016, and $50,000 in March 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. "Fixed Conversion Price" shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, with the maturity date subsequently extended to April 28, 2017.

The $500,000 principal amount convertible note dated April 7, 2016 to Accredited Investor #2 with an outstanding balance of $197,000 at June 30, 2016 was funded by tranches of $60,000 in April 2016, $45,000 in May 2016, and $55,000, $27,000 and $10,000 in June 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). "Market Price" means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. "Fixed Conversion Price" shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note is one year from the date of funding.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The January 2014 note had accrued interest of $6,250 and $5,814 as of June 30, 2016 and December 31, 2015, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The February 2014 note had accrued interest of $11,815 and $9,329 as of June 30, 2016 and December 31, 2015, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The March 2014 note had accrued interest of $11,322 and $8,836 as of June 30, 2016 and December 31, 2015, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The April 2014 note had accrued interest of $10,911 and $8,425 as of June 30, 2016 and December 31, 2015, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The May 2014 note had accrued interest of $10,555 and $8,068 as of June 30, 2016 and December 31, 2015, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The June 2014 note had accrued interest of $9,661 and $7,575 as of June 30, 2016 and December 31, 2015, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The July 2014 note had accrued interest of $9,788 and $7,301 as of June 30, 2016 and December 31, 2015, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The August 2014 note had accrued interest of $9,322 and $6,836 as of June 30, 2016 and December 31, 2015, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The September 2014 note had accrued interest of $8,925 and $6,438 as of June 30, 2016 and December 31, 2015, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The October 2014 note had accrued interest of $8,555 and $6,069 as of June 30, 2016 and December 31, 2015, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The November 2014 note had accrued interest of $16,616 and $11,644 as of June 30, 2016 and December 31, 2015, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2016. The December 2014 note had accrued interest of $7,664 and $5,178 as of June 30, 2016 and December 31, 2015, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, which was recorded as a debt discount. During the six months ended June 30, 2016, $1,126 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The January 2015 note had accrued interest of $10,231 and $6,751 as of June 30, 2016 and December 31, 2015, respectively.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, which was recorded as a debt discount. During the six months ended June 30, 2016, $2,694 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The first February 2015 note had accrued interest of $4,163 and $2,671 as of June 30, 2016 and December 31, 2015, respectively.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The second February 2015 note had accrued interest of $4,157 and $2,663 as of June 30, 2016 and December 31, 2015, respectively.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The third February 2015 note had accrued interest of $8,079 and $5,096 as of June 30, 2016 and December 31, 2015, respectively.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The March 2015 note had accrued interest of $14,420 and $8,951 as of June 30, 2016 and December 31, 2015, respectively.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, which was recorded as a debt discount. During the six months ended June 30, 2016, $1,941 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The April 2015 note had accrued interest of $10,620 and $6,244 as of June 30, 2016 and December 31, 2015, respectively.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, which was recorded as a debt discount. During the six months ended June 30, 2016, $7,019 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The May 2015 note had accrued interest of $9,999 and $5,523 as of June 30, 2016 and December 31, 2015, respectively.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, which was recorded as a debt discount. During the six months ended June 30, 2016, $12,686 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The June 2015 note had accrued interest of $9,209 and $4,734 as of June 30, 2016 and December 31, 2015, respectively.

The July 2015 derivative was valued as of July 28, 2015 at $38,600, which was recorded as a debt discount. During the six months ended June 30, 2016, $16,703 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The July 2015 note had accrued interest of $6,028 and $2,796 as of June 30, 2016 and December 31, 2015, respectively.

The August 2015 derivative was valued as of August 21, 2015 at $37,269, which was recorded as a debt discount. During the six months ended June 30, 2016, $19,315 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The August 2015 note had accrued interest of $5,601 and $2,369 as of June 30, 2016 and December 31, 2015, respectively.

The September 2015 derivative was valued as of September 24, 2015 at $37,820, which was recorded as a debt discount. During the six months ended June 30, 2016, $24,293 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2016. The September 2015 note had accrued interest of $4,995 and $1,763 as of June 30, 2016 and December 31, 2015, respectively.

The October 2015 derivative was valued as of October 23, 2015 at $35,290, which was recorded as a debt discount. During the six months ended June 30, 2016, $23,441 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $2,962. The October 2015 note had accrued interest of $3,445 and $959 as of June 30, 2016 and December 31, 2015, respectively.

The November 2015 derivative was valued as of November 30, 2015 at $36,448, which was recorded as a debt discount. During the six months ended June 30, 2016, $24,845 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $7,371. The November 2015 note had accrued interest of $2,925 and $438 as of June 30, 2016 and December 31, 2015, respectively.

The December 2015 derivative was valued as of December 21, 2015 at $37,163, which was recorded as a debt discount. During the six months ended June 30, 2016, $24,595 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $11,217. The December 2015 note had accrued interest of $2,901 and $166 as of June 30, 2016 and December 31, 2015, respectively.

The January 2016 derivative was valued as of January 22, 2016 at $30,855, of which $25,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2016, $14,599 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $10,401. The January 2016 note had accrued interest of $1,100 as of June 30, 2016.

The February 2016 derivative was valued as of February 8, 2016 at $37,835, which was recorded as a debt discount. During the six months ended June 30, 2016, $19,746 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $18,089. The February 2016 note had accrued interest of $2,149 as of June 30, 2016.

The March 2016 derivative was valued as of March 7, 2016 at $37,402, which was recorded as a debt discount. During the six months ended June 30, 2016, $15,641 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $21,761. The March 2016 note had accrued interest of $1,571 as of June 30, 2016.

The April 2016 derivative was valued as of April 7, 2016 at $53,978, which was recorded as a debt discount. During the six months ended June 30, 2016, $12,422 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $41,556. The April 2016 note had accrued interest of $1,377 as of June 30, 2016.

The May 2016 derivative was valued as of May 10, 2016 at $47,249, of which $45,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2016, $6,288 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $38,712. The May 2016 note had accrued interest of $639 as of June 30, 2016.

The first June 2016 derivative was valued as of June 6, 2016 at $48,678, which was recorded as a debt discount. During the six months ended June 30, 2016, $3,201 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $45,477. The first June 2016 note had accrued interest of $376 as of June 30, 2016.

The second June 2016 derivative was valued as of June 9, 2016 at $35,935, of which $27,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2016, $1,553 was amortized from the debt discount. The debt discount had a balance at June 30, 2016 of $25,447. The second June 2016 note had accrued interest of $155 as of June 30, 2016.

The third June 2016 derivative was valued as of June 30, 2016 at $14,630, which was recorded as a debt discount. The debt discount had a balance at June 30, 2016 of $3.

Total accrued interest payable for the non-related party convertible notes was $262,917 and $154,925 as of June 30, 2016 and December 31, 2015, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $227,372 and $226,697 for the three months ended June 30, 2016 and 2015, and $442,046 and $444,445, respectively.

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

The following tables provide a summary of the fair values of liabilities measured on a non-recurring basis as of June 30, 2016 and December 31, 2015:

June 30, 2016	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$941,152	$-	$-	$941,152	$(194,276)

December 31, 2015	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$841,677	$-	$-	$841,677	$(106,543)

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

The fair values of the Company's derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At June 30, 2016 and December 31, 2015, the Company recorded current derivative liabilities of $941,152 and $841,677, respectively. The net change in fair value of the derivative liabilities resulted in a gain of $139,297 and $194,276 for the three months and six months ended June 30, 2016, respectively, and a loss of $211,769 and $220,522 for the three months and six months ended June 30, 2015, which are reported as other income (expense) in the statements of operations.

The following table presents details of the Company's derivative liabilities for the six months ended June 30, 2016:

Balance, December 31, 2015	$841,677
Increases in derivative value due to new issuances of notes	306,562
Derivative adjustment due to debt conversion	(12,811)
Change in fair value of derivative liabilities	(194,276)
Balance, June 30, 2016	$941,152

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company's derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value

•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 265% to 280%

See Note 5 for a discussion of fair value measurements.

NOTE 7 – STOCKHOLDERS' DEFICIT

Stock Issuances

The Company is authorized to issue up to 2,000,000,000 shares of its $0.00001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of June 30, 2016 and December 31, 2015, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

During the six months ended June 30, 2016, the Company issued a total of 17,151,416 shares of its common stock to an accredited investor in conversion of $6,400 principal and $1,318 accrued interest payable at a conversion price of $0.00045 per share and settled $12,811 of derivative liabilities. As a result of the debt conversion and derivative settlement, common stock was increased by $172 and additional paid-in capital was increased by $20,357.

2006 Stock Option Plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company's 2006 Stock Plan (the "2006 Plan"). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company's common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of June 30, 2016, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company did not grant any stock options or warrants during the six months ended June 30, 2016, and did not record any stock-based compensation expense during the six months ended June 30, 2016 and 2015.

A summary of the status of the options and warrants issued by the Company as of June 30, 2016, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2015	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2016	560,000	$0.10

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

For the three months and six months ended June 30, 2016 and 2015, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,447,041 as of June 30, 2016 and December 31, 2015. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $281,417 and $209,461 as of June 30, 2016 and December 31, 2015, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company issued a total of 92,429,791 shares of common stock in the conversion of convertible notes payable principal totaling $12,660 and accrued interest payable totaling $3,206.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During our most recent fiscal quarter ended June 30, 2016, we generated revenues of $25,048 from the sales our games or in-app purchases in our games compared to $7,623 for the quarter ended June 30, 2015. For the six months ended June 30, 2016, we generated revenues of $46,825 compared to $15,526 for the six months ended June 30, 2015. Going forward, with our shift to free-to-play games, we anticipate the vast majority of our revenue in future years will be derived from consumers making in-game purchases in one of our free-to-play games and that revenue from consumers paying to download a game will be minimal.

Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. During the quarter, we launched several updates to our most popular title, Kitty Pawp: Bubble Shooter, including additional content (levels and world). We now have Kitty Pawp available across a broad spectrum of devices and platforms, including iOS phones and tablets, Android phones and tablets, and Facebook on all popular browsers. We continued to work on new content during Q2 and will be updating Kitty Pawp with new content to keep long term players engaged on a consistent basis going forward.

Our publishing partner launched Black Forest™: Hidden Objects Fairy Tale Mystery to the Android platform during Q2 2016. The new version of Black Forest will be playable across Android smartphones and tablets. As of the end of Q2, we had not received any revenue from this new publishing arrangement, but we anticipate we will receive some revenue in Q3.

In addition to Kitty Pawp: Bubble Shooter and Black Forest: Hidden Objects Fairy Tale Mystery, we began researching additional genres and styles of games to add to our portfolio. While we made no decisions on these new efforts during Q2, we will be making announcements during Q3 about our future intentions in adding to our product offerings.

We remain intent on growing the company through acquisition, and during the quarter we continued to have discussions with prospective acquisition targets and consultants who may lead us to prospective targets. We feel that the time is right to build an alliance of companies in the digital entertainment business who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders.

During the three months and six months ended June 30, 2016, we reported a net loss of $292,876 and $643,438, respectively, primarily attributable to continued high levels of interest expense, as discussed below.

Going Concern Uncertainty

As shown in the accompanying financial statements, we incurred net losses of $643,438 and $1,175,750 for the six-month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company's accumulated deficit was $9,627,948. During the six months ended June 30, 2016 and the year ended December 3l, 2015, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company's ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2016. Our financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Results of Operations

Revenues

Our revenues increased $17,425 to $25,048 for the three months ended June 30, 2016 from $7,623 for the three months ended June 30, 2015, and increased $31,299 to $46,825 for the six months ended June 30, 2016 from $15,526 mainly due to increased in-game purchases from the players of our Kitty Pawp title. Our revenues increased due to positive results of our focused efforts on building games in the free-to-play game genre. Previously, the majority of our released game titles were "pay-per-download", where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

Operating Costs and Expenses

            Our cost of sales decreased $24,874 to $89,171 for the three months ended June 30, 2016 from $114,045 for the three months ended June 30, 2015, and decreased $94,371 to $146,998 from $241,369 for the six months ended June 30, 2016 due to fewer new titles that we have in development. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design.

Our selling, general and administrative expenses were relatively constant compared to the prior year periods. Our selling, general and administrative expenses increased $6,176 to $140,037 for the three months ended June 30, 2016 from $133,861 for the three months ended June 30, 2015, and increased $8,589 to $293,129 for the six months ended June 30, 2016 from $284,540 for the six months ended June 30, 2015.

Other Income (Expense)

Our interest expense also remained relatively constant compared to the prior year periods. Our interest expense increased $675 to $227,372 for the three months ended June 30, 2016 from $226,697 for the three months ended June 30, 2015, and decreased $2,399 to $442,046 for the six months ended June 30, 2016 from $444,445 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we continued to increase our convertible debt and the related debt discount that is amortized to interest expense. However, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized in prior periods.

Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. We reported a gain on change in derivative liabilities of $139,297 for the three months ended June 30, 2016 and a loss on change in derivative liabilities of $211,769 for the three months ended June 30, 2015. We reported a gain on change in derivative liabilities of $194,276 for the six months ended June 30, 2016 and a loss on change in derivative liabilities of $220,522 for the six months ended June 30, 2015.

Net Loss

As a result of the above, our net loss decreased to $292,876 for the three months ended June 30, 2016 from $678,749 for the three months ended June 30, 2015, and decreased to $643,438 for the six months ended June 30, 2016 from $1,175,750 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Introduction

As of June 30, 2016, we had current assets of $29,336 and current liabilities of $5,470,113, resulting in a working capital deficit and a total stockholders' deficit of $5,440,777.

During the six months ended June 30, 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of June 30, 2016 was $21,156, and our monthly operating cash flow burn rate is approximately $68,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $405,992 in operating activities for the six months ended June 30, 2016 as a result of our net loss of $643,438, non-cash gain of $194,276, and decreases in accounts payable of $4,956 and unearned royalties of $3,495, partially offset by non-cash expense of $253,777, decreases in accounts receivable, net of $779 and prepaid expenses and other current assets of $794, and increases in accrued expenses of $3,557, accrued interest payable – related party of $71,956 and accrued interest payable of $109,310.

By comparison, we used net cash of $498,401 in operating activities for the six months ended June 30, 2015 as a result of our net loss of $1,175,750 and decreases in accounts payable of $587 and unearned royalties of $3,820, partially offset by non-cash expenses totaling $539,890, decreases in accounts receivable, net of $8,547 and prepaid and other assets of $3,397, and increases in accrued expenses of $5,728, accrued interest payable – related party of $73,960 and accrued interest payable of $50,234.

We had no net cash provided by or used in investing activities for the six months ended June 30, 2016 and 2015.

We had net cash provided by financing activities of $385,096 for the six months ended June 30, 2016, comprised of proceeds from notes payable of $58,096 and proceeds from convertible notes payable of $327,000. Net cash provided by financing activities was $548,000 for the six months ended June 30, 2015, comprised of proceeds from convertible notes payable.

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

We recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, we accrue the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of June 30, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return, net of repayments.

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

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended June 30, 2016, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we had the following unregistered sales of equity securities:

On April 5, 2016, we issued 5,235,921 shares of our common stock to a non-affiliate holder of one of our outstanding convertible promissory notes pursuant to a notice of conversion submitted to us from the holder notifying us of their election to convert $2,356 of principal and interest due under the promissory note into the shares. Due to the length of time since the holder lent us the funds and that the holder has held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On April 7, 2016, we entered into a Convertible Promissory Note (the "Note") with an accredited investor (the "Accredited Investor") under which the Accredited Investor agreed to loan us up to Five Hundred Thousand Dollars ($500,000). The Note bears interest at Ten Percent (10%) per annum and matures on April 7, 2017. Under the terms of the Note, the Accredited Investor agreed to loan us Sixty Thousand Dollars ($60,000) upon execution of the Note and can loan us the additional amounts up to Five Hundred Thousand Dollars ($500,000) at any time in their sole discretion. The Accredited Investor has the right, at any time after April 7, 2016, at its election, to convert all or part of the amounts due to it under the Note into shares of our common stock. The conversion price shall be the lesser of (a) $0.003 per share of our common stock or (b) Fifty Percent (50%) of the average of the three (3) lowest trade prices on three (3) separate trading days of our common stock recorded after April 7, 2016, or (c) the lowest effective price per share granted to any person or entity after April 7, 2016 to acquire our common stock or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire our common stock or outstanding our common stock equivalents, excluding any lower price per share offered to any of our officers and directors. However, the Accredited Investor may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock. The Note also contains piggyback registration rights. In the event we default under the terms of the Note, we owe 150% of the principal amount then due under the Note immediately.

As an example, if the Accredited Investor loans us the entire Five Hundred Thousand ($500,000), the principal due under the Note would convert into 666,666,667 shares of our common stock calculated from our closing stock price on February 11, 2015 of $0.0015 per share. The number of shares of our common stock we may have to issue under the Note depends on a variety of factors, including, but not limited to, our stock price, the amount loaned to us under the Note, and the interest we owe on the outstanding principal. However, due to the limiter contained in the Note, the Accredited Investor cannot convert into more than 4.99% of our then-outstanding common stock.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (14)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.28*	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.29 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.30 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.31 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.32 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.33 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.34 (13)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.35 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.36 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.37 (13)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.38*	Convertible Promissory Note with an accredited investor dated April 7, 2016

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: August 15, 2016	By:	/s/ Craig Holland
	Name:	Craig Holland
	Its:	President and Chief Executive Officer

