Form 10-Q
period 2016-09-30
Freeze Tag, Inc.
filed 2016-11-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2016, there were 562,279,338 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2016

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

The results for the period ended September 30, 2016 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$22,257	$42,052
Accounts receivable, net of allowance of $5,600	772	4,504
Prepaid expenses and other current assets	4,445	5,249
Total current assets	27,474	51,805

Total assets	$27,474	$51,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$124,222	$124,163
Accrued expenses	493,739	492,012
Accrued interest payable – related party	317,791	209,461
Accrued interest payable	309,635	154,925
Unearned royalties	191,347	195,033
Notes payable	58,096	-
Convertible notes payable – related party	1,447,041	1,447,041
Convertible notes payable, net of discount of $225,583 and $21,646, respectively	1,836,581	718,923
Derivative liabilities	1,625,117	841,677
Total current liabilities	6,403,569	4,183,235

Long-term liabilities:
Convertible notes payable, net of discount of $0 and $158,562, respectively	-	686,438

Total liabilities	6,403,569	4,869,673

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.00001 par value, 2,000,000,000 shares authorized, 469,396,640 and 280,442,125 shares issued and outstanding, respectively	4,694	2,804
Additional paid-in capital	4,215,226	4,147,038
Common stock payable	16,800	16,800
Accumulated deficit	(10,612,815)	(8,984,510)
Total stockholders’ deficit	(6,376,095)	(4,817,868)

Total liabilities and stockholders’ deficit	$27,474	$51,805

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$15,969	$7,542	$62,794	$23,068

Operating costs and expenses:
Cost of sales	68,486	91,395	215,484	332,764
Selling, general and administrative expenses	124,424	129,980	417,553	414,520

Total operating costs and expenses	192,910	221,375	633,037	747,284

Loss from operations	(176,941)	(213,833)	(570,243)	(724,216)

Other income (expense):
Interest expense, net	(215,225)	(225,390)	(657,271)	(669,835)
Gain (loss) on change in derivative liabilities	(592,785)	145,300	(398,509)	(75,222)

Total other income (expense)	(808,010)	(80,090)	(1,055,780)	(745,057)

Loss before income taxes	(984,951)	(293,923)	(1,626,023)	(1,469,273)
Provision for income taxes	(84)	-	2,282	400

Net loss	$(984,867)	$(293,923)	$(1,628,305)	$(1,469,673)

Weighted average number of common shares outstanding – basic and diluted	375,917,459	254,371,626	319,578,829	225,457,629

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,628,305)	$(1,469,674)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount to interest expense	352,112	475,979
Loss on change in derivative liabilities	398,509	75,222
Non-cash interest expense	29,809	-
Changes in operating assets and liabilities:
Accounts receivable, net	3,732	7,428
Prepaid expenses and other current assets	804	3,477
Accounts payable	59	1,515
Accrued expenses	1,727	(4,518)
Accrued interest payable – related party	108,330	108,920
Accrued interest payable	160,018	84,053
Unearned royalties	(3,686)	(5,708)

Net cash used by operating activities	(576,891)	(723,306)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	58,096	-
Proceeds from convertible notes payable	499,000	738,000

Net cash provided by financing activities	557,096	738,000

Net increase (decrease) in cash	(19,795)	14,694
Cash at the beginning of the period	42,052	14,688

Cash at the end of the period	$22,257	$29,382

Non-cash transactions:
Conversion of debt to common shares	$22,405	$64,174
Conversion of accrued interest to common shares	$5,308	$8,778
Conversion of derivative liabilities to common shares	$42,365	$158,381
Debt discount due to derivative	$397,487	$346,240

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2016

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $1,628,305 and $1,469,973 for the nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company’s accumulated deficit was $10,612,815. During the nine months ended September 30, 2016 and the year ended December 3l, 2015, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2016. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	September 30, 2016	December 31, 2015

Accrued vacation	$65,827	$64,461
Accrued royalties	408,771	408,134
Technology payable	18,000	18,000
Other	1,141	1,417

	$493,739	$492,012

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $191,347 and $195,033 at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

NOTE 4 – DEBT

Notes Payable

On February 1, 2016, the Company entered into a Game Marketing Agreement with an investor whereby the investor agreed, at its option, to loan up to $250,000 (the “Marketing Fund”) to the Company to exclusively fund user acquisition efforts for the game Kitty Pawp (the “Game”). The investor will receive 50% of Net Receipts (as defined in the agreement) from the Game until the Marketing Fund is fully recouped. Once the Marketing Fund is recouped, the investor will receive 50% of Net Receipts from the Game until the investor receives a 50% return on the Marketing Funds advanced.

The Company has recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, the Company accrues the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of September 30, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return, net of repayments.

Convertible Notes Payable – Related Party

Convertible notes payable, related party consisted of the following at:

	September 30, 2016	December 31, 2015
Convertible note payable to the Holland Family Trust, maturing on December 30, 2016, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on December 30, 2016, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2016, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2016, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2016, with interest at 10%	6,925	6,925
Convertible note payable to Mick Donahoo, maturing on December 31, 2016, with interest at 10%	31,042	31,042

Total	$1,447,041	$1,447,041

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which was extended to December 31, 2016. As of September 30, 2016 and December 31, 2015, accrued interest related to the Holland Family Trust Convertible Note was $44,530 and $27,867, respectively.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the “Holland Transferred Convertible Note”). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which was extended to December 31, 2016. As of September 30, 2017 and December 31, 2015, accrued interest related to the Holland Transferred Convertible Note was $162,776 and $101,867, respectively.

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

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. As of September 30, 2016 and December 31, 2015, there was $51,248 and $37,290, respectively, of accrued interest related to each of the notes.

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

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of September 30, 2016 and December 31, 2015, there was accrued interest payable related to these notes totaling $7,989 and $5,146, respectively.

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

Total accrued interest payable for the related party convertible notes was $317,791 and $209,461 as of September 30, 2016 and December 31, 2015, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non-related party consisted of the following at:

	September 30, 2016	December 31, 2015
Convertible note payable to Robert Cowdell, maturing on December 31, 2016, with interest at 10%	$61,443	$61,443
Tranche #2 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on December 20, 2018, with interest at 10%	14,966	31,126
Tranche #3 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on December 20, 2018, with interest at 10%	50,000	50,000
Tranche #4 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on December 20, 2018, with interest at 10%	50,000	50,000
Tranche #5 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on December 20, 2018, with interest at 10%	50,000	50,000
Tranche #6 from 12/20/2013 $500,000 convertible note payable to an accredited investor, maturing on December 20, 2018, with interest at 10%	50,000	50,000
Tranche #1 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	43,755	50,000
Tranche #2 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #3 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #4 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #5 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #6 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	100,000	100,000
Tranche #7 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #8 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	70,000	70,000
Tranche #9 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	30,000	30,000

Tranche #1 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	30,000	30,000
Tranche #2 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	40,000	40,000
Tranche #3 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	110,000	110,000
Tranche #4 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	88,000	88,000
Tranche #5 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	90,000	90,000
Tranche #6 from 2/11/15 $500,000 convertible note payable to an accredited investor, maturing on November 11, 2016, with interest at 10%	90,000	90,000
Tranche #1 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	65,000	65,000
Tranche #2 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	65,000	65,000
Tranche #3 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	60,000	60,000
Tranche #4 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	50,000
Tranche #5 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	50,000
Tranche #6 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	55,000	55,000
Tranche #7 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	25,000	-
Tranche #8 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	55,000	-
Tranche #9 from 7/28/15 $500,000 convertible note payable to an accredited investor, maturing on April 28, 2017, with interest at 10%	50,000	-
Tranche #1 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	60,000	-
Tranche #2 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	45,000	-
Tranche #3 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	55,000	-

Tranche #4 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	27,000	-
Tranche #5 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	10,000	-
Tranche #6 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	48,000	-
Tranche #7 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	24,000	-
Tranche #8 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	50,000	-
Tranche #9 from 4/7/16 $500,000 convertible note payable to an accredited investor, maturing on April 7, 2017, with interest at 10%	50,000	-
Total	2,062,164	1,585,569
Less discount	(225,583)	(180,208)

Net	1,836,581	1,405,361
Less current portion	1,836,581	718,923

Long-term portion	$-	$686,438

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The Convertible Cowdell Note had accrued interest of $16,888 and $12,289 as of September 30, 2016 and December 31, 2015, respectively.

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

The $500,000 principal amount convertible note dated December 20, 2013 to an accredited investor (“Accredited Investor #1”) with an outstanding balance of $214,966 at September 30, 2016 was funded in $50,000 tranches in January, February, March, April and May 2014. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, with the maturity date subsequently extended to December 20, 2018.

The $500,000 principal amount convertible note dated June 25, 2014 to an accredited investor (“Accredited Investor #2”) with an outstanding balance of $493,755 at September 30, 2016 was funded in $50,000 tranches in June, July, August, September, October, and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, and $30,000 in February 2015. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, with the maturity date subsequently extended to June 25, 2017.

The $500,000 principal amount convertible note dated February 11, 2015 to Accredited Investor #2 with an outstanding balance of $448,000 at September 30, 2016 was funded by tranches of $30,000 in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015, $90,000 in May and June 2015. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, with the maturity date subsequently extended to November 11, 2016.

The $500,000 principal amount convertible note dated July 28, 2015 to Accredited Investor #2 with an outstanding balance of $475,000 at September 30, 2016 was funded by tranches of $65,000 in July and August 2015, $60,000 in September 2015, $50,000 in October and November 2015, $55,000 in December 2015, $25,000 in January 2016, $55,000 in February 2016, and $50,000 in March 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, with the maturity date subsequently extended to April 28, 2017.

The $500,000 principal amount convertible note dated April 7, 2016 to Accredited Investor #2 with an outstanding balance of $369,000 at September 30, 2016 was funded by tranches of $60,000 in April 2016, $45,000 in May 2016, $55,000, $27,000 and $10,000 in June 2016, $48,000 and $24,000 in July 2016, $50,000 in August 2016 and $50,000 in September 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note is one year from the date of funding.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The January 2014 note had accrued interest of $3,649 and $5,814 as of September 30, 2016 and December 31, 2015, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The February 2014 note had accrued interest of $13,072 and $9,329 as of September 30, 2016 and December 31, 2015, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The March 2014 note had accrued interest of $12,579 and $8,836 as of September 30, 2016 and December 31, 2015, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The April 2014 note had accrued interest of $12,168 and $8,425 as of September 30, 2016 and December 31, 2015, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The May 2014 note had accrued interest of $11,812 and $8,068 as of September 30, 2016 and December 31, 2015, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The June 2014 note had accrued interest of $9,900 and $7,575 as of September 30, 2016 and December 31, 2015, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The July 2014 note had accrued interest of $11,045 and $7,301 as of September 30, 2016 and December 31, 2015, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The August 2014 note had accrued interest of $10,579 and $6,836 as of September 30, 2016 and December 31, 2015, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The September 2014 note had accrued interest of $10,182 and $6,438 as of September 30, 2016 and December 31, 2015, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The October 2014 note had accrued interest of $9,812 and $6,069 as of September 30, 2016 and December 31, 2015, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The November 2014 note had accrued interest of $19,130 and $11,644 as of September 30, 2016 and December 31, 2015, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2016. The December 2014 note had accrued interest of $8,921 and $5,178 as of September 30, 2016 and December 31, 2015, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, which was recorded as a debt discount. During the nine months ended September 30, 2016, $1,126 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The January 2015 note had accrued interest of $11,991 and $6,751 as of September 30, 2016 and December 31, 2015, respectively.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, which was recorded as a debt discount. During the nine months ended September 30, 2016, $2,694 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The first February 2015 note had accrued interest of $4,917 and $2,671 as of September 30, 2016 and December 31, 2015, respectively.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The second February 2015 note had accrued interest of $4,913 and $2,663 as of September 30, 2016 and December 31, 2015, respectively.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The third February 2015 note had accrued interest of $9,588 and $5,096 as of September 30, 2016 and December 31, 2015, respectively.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The March 2015 note had accrued interest of $17,186 and $8,951 as of September 30, 2016 and December 31, 2015, respectively.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, which was recorded as a debt discount. During the nine months ended September 30, 2016, $1,941 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The April 2015 note had accrued interest of $12,832 and $6,244 as of September 30, 2016 and December 31, 2015, respectively.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, which was recorded as a debt discount. During the nine months ended September 30, 2016, $7,019 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The May 2015 note had accrued interest of $12,261 and $5,523 as of September 30, 2016 and December 31, 2015, respectively.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, which was recorded as a debt discount. During the nine months ended September 30, 2016, $12,686 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The June 2015 note had accrued interest of $11,472 and $4,734 as of September 30, 2016 and December 31, 2015, respectively.

The July 2015 derivative was valued as of July 28, 2015 at $38,600, which was recorded as a debt discount. During the nine months ended September 30, 2016, $16,703 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The July 2015 note had accrued interest of $7,662 and $2,796 as of September 30, 2016 and December 31, 2015, respectively.

The August 2015 derivative was valued as of August 21, 2015 at $37,269, which was recorded as a debt discount. During the nine months ended September 30, 2016, $19,315 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The August 2015 note had accrued interest of $7,235 and $2,369 as of September 30, 2016 and December 31, 2015, respectively.

The September 2015 derivative was valued as of September 24, 2015 at $37,820, which was recorded as a debt discount. During the nine months ended September 30, 2016, $24,293 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The September 2015 note had accrued interest of $6,629 and $1,763 as of September 30, 2016 and December 31, 2015, respectively.

The October 2015 derivative was valued as of October 23, 2015 at $35,290, which was recorded as a debt discount. During the nine months ended September 30, 2016, $26,403 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The October 2015 note had accrued interest of $4,702 and $959 as of September 30, 2016 and December 31, 2015, respectively.

The November 2015 derivative was valued as of November 30, 2015 at $36,448, which was recorded as a debt discount. During the nine months ended September 30, 2016, $32,216 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The November 2015 note had accrued interest of $4,182 and $438 as of September 30, 2016 and December 31, 2015, respectively.

The December 2015 derivative was valued as of December 21, 2015 at $37,163, which was recorded as a debt discount. During the nine months ended September 30, 2016, $35,812 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2016. The December 2015 note had accrued interest of $4,283 and $166 as of September 30, 2016 and December 31, 2015, respectively.

The January 2016 derivative was valued as of January 22, 2016 at $30,855, of which $25,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2016, $22,993 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $2,007. The January 2016 note had accrued interest of $1,728 as of September 30, 2016.

The February 2016 derivative was valued as of February 8, 2016 at $37,835, which was recorded as a debt discount. During the nine months ended September 30, 2016, $32,450 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $5,385. The February 2016 note had accrued interest of $3,532 as of September 30, 2016.

The March 2016 derivative was valued as of March 7, 2016 at $37,402, which was recorded as a debt discount. During the nine months ended September 30, 2016, $28,154 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $9,248. The March 2016 note had accrued interest of $2,828 as of September 30, 2016.

The April 2016 derivative was valued as of April 7, 2016 at $53,978, which was recorded as a debt discount. During the nine months ended September 30, 2016, $26,028 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $27,950. The April 2016 note had accrued interest of $2,885 as of September 30, 2016.

The May 2016 derivative was valued as of May 10, 2016 at $47,249, of which $45,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2016, $17,630 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $27,370. The May 2016 note had accrued interest of $1,771 as of September 30, 2016.

The first June 2016 derivative was valued as of June 6, 2016 at $48,678, which was recorded as a debt discount. During the nine months ended September 30, 2016, $15,470 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $33,208. The first June 2016 note had accrued interest of $1,758 as of September 30, 2016.

The second June 2016 derivative was valued as of June 9, 2016 at $35,935, of which $27,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2016, $8,359 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $18,641. The second June 2016 note had accrued interest of $834 as of September 30, 2016.

The third June 2016 derivative was valued as of June 30, 2016 at $14,630, of which $10,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2016, $2,521 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $7,479. The third June 2016 note had accrued interest of $254 as of September 30, 2016.

The first July 2016 derivative was valued as of July 13, 2016 at $46,259, which was recorded as a debt discount. During the nine months ended September 30, 2016, $10,012 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $36,247. The first July 2016 note had accrued interest of $1,049 as of September 30, 2016.

The second July 2016 derivative was valued as of July 21, 2016 at $32,140, of which $24,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2016, $4,668 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $19,332. The second July 2016 note had accrued interest of $472 as of September 30, 2016.

The August 2016 derivative was valued as of August 15, 2016 at $20,723, which was recorded as a debt discount. During the nine months ended September 30, 2016, $2,612 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $18,111. The August 2016 note had accrued interest of $642 as of September 30, 2016.

The September 2016 derivative was valued as of September 13, 2016 at $21,612, which was recorded as a debt discount. During the nine months ended September 30, 2016, $1,007 was amortized from the debt discount. The debt discount had a balance at September 30, 2016 of $20,605. The September 2016 note had accrued interest of $246 as of September 30, 2016.

Total accrued interest payable for the non-related party convertible notes was $287,589 and $154,925 as of September 30, 2016 and December 31, 2015, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $215,225 and $225,390 for the three months ended September 30, 2016 and 2015, and $657,271 and $669,835 for the nine months ended September 30, 2016 and 2015, respectively.

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

The following tables provide a summary of the fair values of liabilities measured on a non-recurring basis as of September 30, 2016 and December 31, 2015:

September 30, 2016	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$1,625,117	$-	$-	$1,625,117	$398,509

December 31, 2015	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$841,677	$-	$-	$841,677	$(106,543)

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At September 30, 2016 and December 31, 2015, the Company recorded current derivative liabilities of $1,625,117 and $841,677, respectively. The net change in fair value of the derivative liabilities resulted in a loss of $592,785 and $398,509 for the three months and nine months ended September 30, 2016, respectively, and a gain of $145,300 and a loss of $75,222 for the three months and nine months ended September 30, 2015, which are reported as other income (expense) in the statements of operations.

The following table presents details of the Company’s derivative liabilities for the nine months ended September 30, 2016:

Balance, December 31, 2015	$841,677
Increases in derivative value due to new issuances of notes	427,296
Derivative adjustment due to debt conversion	(42,365)
Change in fair value of derivative liabilities	398,509

Balance, September 30, 2016	$1,625,117

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

·         Stock prices on all measurement dates were based on the fair market value

·         Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature

·         The probability of future financing was estimated at 100%

·         Computed volatility ranging from 258% to 271%

See Note 5 for a discussion of fair value measurements.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Issuances

The Company is authorized to issue up to 2,000,000,000 shares of its $0.00001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of September 30, 2016 and December 31, 2015, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

During the nine months ended September 30, 2016, the Company issued a total of 188,954,515 shares of its common stock to accredited investors in conversion of $22,405 principal and $5,308 accrued interest payable at a conversion prices ranging from $0.00005 to $0.00045 per share and settled $42,365 of derivative liabilities. As a result of the debt conversions and derivative settlement, common stock was increased by $1,890 and additional paid-in capital was increased by $68,188.

2006 Stock Option Plan

The 2006 Stock Option Plan was adopted by our Board of Directors in March of 2006. A total of 550,000 shares of Common Stock have been reserved for issuance to employees, consultants and directors upon exercise of incentive and non-statutory options and stock purchase rights which may be granted under the Company’s 2006 Stock Plan (the “2006 Plan”). On October 15, 2009, 235,000 of those options were exercised, leaving 315,000 shares available for issuance to employees. Because of the 5.31-for-one forward stock split of the Company’s common stock on October 15, 2009, there are now 1,512,650 shares available for issuance as a part of this stock plan. As of September 30, 2016, there were 560,000 options outstanding to purchase shares of Common Stock, and no shares of Common Stock had been issued pursuant to stock purchase rights under the 2006 Plan.

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

The Company did not grant any stock options or warrants during the nine months ended September 30, 2016, and did not record any stock-based compensation expense during the nine months ended September 30, 2016 and 2015.

A summary of the status of the options and warrants issued by the Company as of September 30, 2016, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2015	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2016	560,000	$0.10

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

For the three months and nine months ended September 30, 2016 and 2015, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,447,041 as of September 30, 2016 and December 31, 2015. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $317,791 and $209,461 as of September 30, 2016 and December 31, 2015, respectively.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments in this ASU include specific guidance on eight statement of cash flows classification issues, thereby reducing the current and potential future diversity in related financial reporting practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently unable to determine the impact on our financial statements of the adoption of this new accounting pronouncement.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company issued a total of 92,882,698 shares of common stock in the conversion of convertible notes payable principal totaling $5,818 and accrued interest payable totaling $1,363.

On October 11, 2016, we received additional proceeds of $50,000 from the April 7, 2016 Convertible Promissory Note to an Accredited Investor. The note bears interest at 10% per annum and matures 12 months from its effective date.

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

During our most recent fiscal quarter ended September 30, 2016, we generated revenues of $15,969 from the sales our games or in-app purchases in our games compared to $7,542 for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, we generated revenues of $62,794 compared to $23,068 for the nine months ended September 30, 2015. Going forward, with our shift to free-to-play games, we anticipate the vast majority of our revenue in future years will be derived from consumers making in-game purchases in one of our free-to-play games and that revenue from consumers paying to download a game will be minimal.

During the quarter, we launched several updates and events to our most popular title, Kitty Pawp: Bubble Shooter, including introducing new content (Kitty skins) and new challenge levels. These events have proven popular with our most loyal Kitty Pawp players.

In August of 2016, we announced a change in our company strategy to release more products. We have adjusted our strategy to put the company in a better position to compete in a mobile game market dominated by large multinational companies. Our new game release strategy will vary from the past in three important ways.

First of all, we will focus on less crowded sub-genres within the mobile gaming market such as word and trivia games. Secondly, we are moving to a more rapid launch cycle with multiple games of varying themes and styles published over the course of a year. Thirdly, we are adjusting our monetization strategy to focus on advertising by delivering more ad impressions in our new games. Our games will still include in app purchase options and players will always have an opportunity to pay to have ads removed.

As we develop and publish these new games, we will build our own network of games through which we can cross promote and launch new titles which will enable us to lower our user acquisition costs and more efficiently monetize new games. We will continue to support and develop Kitty Pawp and Black Forest and use this new game release strategy to build the player base for our existing titles.

During the quarter, we launched Word Quest and Word Witch word games on both iOS and Android platforms as we begin to roll out this new strategy. In Q4, we plan to launch several new games in the trivia, word, and casual puzzle categories.

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

During the three months and nine months ended September 30, 2016, we reported a net loss of $984,867 and $1,628,305, respectively, primarily attributable to continued high levels of interest expense and losses on the change in our derivative liabilities, as discussed below.

Going Concern Uncertainty

As shown in the accompanying financial statements, we incurred net losses of $1,628,305 and $1,469,373 for the nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company’s accumulated deficit was $10,612,815. During the nine months ended September 30, 2016 and the year ended December 3l, 2015, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

Our ability to continue as a going concern is dependent upon our success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2016. Our financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Results of Operations

Revenues

Our revenues increased $8,427 to $15,969 for the three months ended September 30, 2016 from $7,542 for the three months ended September 30, 2015, and increased $39,726 to $62,794 for the nine months ended September 30, 2016 from $23,068 mainly due to increased in-game purchases from the players of our Kitty Pawp title. Our revenues also increased due to positive results of our focused efforts on building games in the free-to-play game genre. Previously, the majority of our released game titles were "pay-per-download", where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

Operating Costs and Expenses

Our cost of sales decreased $22,909 to $68,486 for the three months ended September 30, 2016 from $91,395 for the three months ended September 30, 2015, and decreased $117,280 to $215,484 for the nine months ended September 30, 2016 from $332,764 for the nine months ended September 30, 2015 due to fewer new titles that we have in development. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design.

Our selling, general and administrative expenses were relatively constant compared to the prior year periods. Our selling, general and administrative expenses increased $5,556 to $124,424 for the three months ended September 30, 2016 from $129,980 for the three months ended September 30, 2015, and increased $3,033 to $417,553 for the nine months ended September 30, 2016 from $414,520 for the nine months ended September 30, 2015.

Other Income (Expense)

Our interest expense increased $10,165 to $215,225 for the three months ended September 30, 2016 from $225,390 for the three months ended September 30, 2015, and decreased $12,564 to $657,271 for the nine months ended September 30, 2016 from $669,835 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we continued to increase our convertible debt and the related debt discount that is amortized to interest expense. However, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized in prior periods.

Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. We reported a loss on change in derivative liabilities of $592,785 for the three months ended September 30, 2016 and a gain on change in derivative liabilities of $145,300 for the three months ended September 30, 2015. We reported a loss on change in derivative liabilities of $398,509 and $75,222 for the nine months ended September 30, 2016 and 2015, respectively.

Net Loss

As a result of the above, our net loss increased to $984,867 for the three months ended September 30, 2016 from $293,923 for the three months ended September 30, 2015, and increased to $1,628,305 for the nine months ended September 30, 2016 from $1,469,673 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Introduction

As of September 30, 2016, we had current assets of $27,474 and current liabilities of $6,403,569, resulting in a working capital deficit and a total stockholders’ deficit of $6,376,095.

During the nine months ended September 30, 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of September 30, 2016 was $22,257, and our current monthly operating cash flow burn rate is approximately $64,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $576,891 in operating activities for the nine months ended September 30, 2016 as a result of our net loss of $1,628,305 and a decrease in unearned royalties of $3,686, partially offset by non-cash expenses totaling $780,430, decreases in accounts receivable, net of $3,732 and prepaid expenses and other current assets of $804, and increases in accounts payable of $59, accrued expenses of $1,727, accrued interest payable – related party of $108,330 and accrued interest payable of $160,018.

By comparison, we used net cash of $723,306 in operating activities for the nine months ended September 30, 2015 as a result of our net loss of $1,469,674 and decreases in accrued expenses of $4,518 and unearned royalties of $5,708, partially offset by non-cash expenses totaling $551,201, decreases in accounts receivable, net of $7,428 and prepaid and other current assets of $3,477, and increases in accounts payable of $1,515, accrued interest payable – related party of $108,920 and accrued interest payable of $84,053.

We had no net cash provided by or used in investing activities for the nine months ended September 30, 2016 and 2015.

We had net cash provided by financing activities of $557,096 for the nine months ended September 30, 2016, comprised of proceeds from notes payable of $58,096 and proceeds from convertible notes payable of $499,000. Net cash provided by financing activities was $738,000 for the nine months ended September 30, 2015, comprised of proceeds from convertible notes payable.

Notes Payable

On February 1, 2016, we entered into a Game Marketing Agreement with an investor whereby the investor agreed, at its option, to loan us up to $250,000 (the “Marketing Fund”) to exclusively fund user acquisition efforts for the game Kitty Pawp (the “Game”). The investor will receive 50% of Net Receipts (as defined in the agreement) from the Game until the Marketing Fund is fully recouped. Once the Marketing Fund is recouped, the investor will receive 50% of Net Receipts from the Game until the investor receives a 50% return on the Marketing Funds advanced.

We recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, we accrue the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of September 30, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return, net of repayments.

Convertible Note Payable

On April 7, 2016, we entered into a Convertible Promissory Note (the "Note") with an accredited investor (previously defined as "Accredited Investor #2") under which Accredited Investor #2 agreed to loan us up to $500,000. The Note had an outstanding balance of $369,000 at September 30, 2016 and was funded by tranches of $60,000 in April 2016, $45,000 in May 2016, $55,000, $27,000 and $10,000 in June 2016, $48,000 and $24,000 in July 2016, $50,000 in August 2016 and $50,000 in September 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note is one year from the date of funding.

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2016, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we had the following unregistered sales of equity securities:

As discussed in detail above, on April 7, 2016, we entered into a Convertible Promissory Note (the "Note") with an accredited investor (previously defined as "Accredited Investor #2") under which Accredited Investor #2 agreed to loan us up to $500,000. During the three months ended September 30, 2016, we received the following tranches under the Note: $48,000 and $24,000 in July 2016, $50,000 in August 2016 and $50,000 in September 2016. Based on the representations of the investors in the Note, the tranches were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were accredited and sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended September 30, 2016, the Company issued a total of 171,803,099 shares of its common stock to two non-affiliate holders of two of our outstanding convertible promissory notes pursuant to notices of conversion submitted to us from the holders notifying us of their election to convert a total of $16,005 principal and $ 3,990 interest due under the promissory notes. Due to the length of time since the holders lent us the funds and that the holders have held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investors in the Convertible Promissory Notes and the Notices of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3. Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4. Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5. Other Information

On October 19, 2016, we entered into a licensing agreement with Munzee, Inc., allowing us to utilize Munzee’s geolocation products in certain augmented reality games we are developing. Under the terms of the agreement we are not required to pay Munzee any up-front compensation for the use of its products, but we must pay them a royalty payment based on any net revenue we receive from games utilizing Munzee’s products.

On November 1, 2016, we entered into a licensing agreement with Paws, Incorporated, allowing us to utilize graphic images of the characters in the GARFIELD® comic strip created by Jim Davis, namely “Garfield,” “Odie,” “Jon,” “Arlene,” “Nermal,” and “Pooky” in games we are developing. Under the terms of the agreement we are not required to pay Paws any up-front compensation for the use of the images, but we must pay them a royalty payment based on any net revenue we receive from games utilizing the graphic images of the GARFIELD® characters.

ITEM 6. Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (14)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.28 (15)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.29 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.30 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.31 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.32 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.33 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.34 (13)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.35 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.36 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.37 (13)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.38 (15)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.39*	License Agreement with Munzee, Inc. dated October 19, 2016

10.40*	License Agreement with Paws, Incorporation dated November 1, 2016

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.
(2)	Incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-1/A2, filed with the Commission on October 25, 2010.
(3)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 3, 2011.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.
(5)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.
(6)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.
(7)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.
(8)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.
(9)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on October 4, 2013.
(10)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.
(14)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: November 14, 2016		/s/ Craig Holland
	By:	Craig Holland
	Its:	President and Chief Executive Officer

