Form 10-K
period 2016-12-31
Freeze Tag, Inc.
filed 2017-03-31
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2016: $167,742 based on the closing price of $0.001 on June 30, 2016 of our common stock. The voting stock held by non-affiliates on that date consisted of 167,742,492 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2017, there were 783,211,798 shares of common stock, par value $0.00001, issued and outstanding.

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

Business Overview

Freeze Tag, Inc. is a creator of mobile social games that are fun and engaging for all ages. Based on a free-to-play business model that has propelled games built and marketed by some of our competitors to worldwide success, we employ state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy our games for free, and, if they so choose, they can purchase virtual items and additional features within the game to increase the fun factor. Our games encourage players to compete and engage with their friends on major social networks such as Facebook and Twitter. Founded by gaming industry veterans, Freeze Tag has launched several successful mobile games including the number one hit series Victorian Mysteries® and Unsolved Mystery Club®, as well as digital entertainment like Etch A Sketch®. Freeze Tag games have been downloaded millions of times on the Apple, Amazon and Google app stores.

Our mission is to design, develop and deliver innovative digital entertainment that surprises and delights. Our products bring families together by providing fun to kids of all ages. We also strive to create a workplace environment where creativity and fun can thrive in a demanding industry.

Change

Business Strategy

In recent years, we have shifted our business strategy to focus our efforts on creating free-to-play social games for the mobile market. We’ve made this change because we believe that games that are social and mobile will provide the greatest revenue opportunities now and in the foreseeable future. This change in direction has not been an easy one as we’ve had to deploy resources differently, learn new techniques, and experiment with new game designs and marketing processes. The expenses and losses on our financial statements reflect the investment in this new direction, but we have yet to realize the fruits of our labors on the revenue side of the equation. However, we do believe this strategy will reap the highest returns for the company and its shareholders going forward.

We have also announced our intention to grow through acquisition. We feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders. As noted in detail below, we currently do not have any business opportunities or ventures under contemplation for acquisition or merger. In the event we do enter into any such transactions, such transactions will likely be accomplished through the issuance of shares of our stock and/or in connection with a strategic financial investor, and not with cash directly from us unless and until our cash position improves.

Augmented Reality and Geo Location Games Market

According to Digi Capital’s AR/VR report (Digi Capital AR/VR report http://www.digi-capital.com/news/2017/01/after-mixed-year-mobile-ar-to-drive-108-billion-vrar-market-by-2021/#more-1617), Nintendo/The Pokémon Company/Niantic had a breakout success that even they didn’t anticipate with their augmented reality and geolocation games. Pokémon Go delivered $600 million mobile AR revenue in its first three months alone, making more money through the year than the entire virtual reality (VR) games software market in 2016. While this came from a very specific set of circumstances, many mobile game companies are developing strategies to build on the AR and geolocation games market that Pokemon Go has fostered among consumers.

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

In a just a few years, the free-to-play business model has proven to be a very successful model for mobile games. The revenue potential of a game largely depends on the fun-factor of the game and the game creator’s proprietary techniques for encouraging the player to make a purchase decision – without overly offending the player. The potential for rapidly spreading the game through social networks and small in-game purchases can add up to a very sizeable business opportunity. One of the top grossing games since it was launched in 2012, owned and marketed by King Digital, one of our competitors, is called Candy Crush Saga, a seemingly simple game where a user combines 3 or more color candies on a puzzle board to get points. Think Gaming, a service that analyzes and consults to mobile “freemium” game makers, publishers and investors, estimates that Candy Crush Saga grossed over $425,000 per day in 2015, or over $150 million per year, with a lifetime user revenue of merely $3.00 from in-game purchases.

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

In the future, we plan on the majority of Freeze Tag’s mobile games to be based on the free-to-play model. In addition, we believe that games are more fun with friends, so we connect our players with major social networks such as Facebook and Twitter to enhance the games’ addictiveness, enjoyment and world-of-mouth referrals. In executing our business model, we have previously employed a proprietary game engine and real-time data analytics to dynamically optimize the gaming experience for revenue generation. In the future, we plan to continue to employ our game engine, but in an effort to more quickly develop games by using outside studios and outside talent, we have made a shift to developing games using the Unity Development platform. Unity (www.unity3d.com) has become the development platform of choice for many game studios, and allows us to quickly access additional talent in game development. We will also utilize other technologies in their native development environment (such as HTML5) as circumstances dictate. This shift will allow us to find the best development teams, engineering teams, and partners to help us quickly deploy our games.

Explosive Growth for Mobile Games

According to a 2016 report from Newzoo (a global market research firm with a primary focus on games), the global market for mobile games revenue will increase from $29.7 billion in 2015 to $58.1 billion in 2020, translating into a compound annual growth rate (CAGR) of 14.3%.

Source: Newzoo 2016 Mobile Games Report

A Truly Global Market

The market for mobile applications grows as the installed based of smartphones and tablets increases. As of 2016, smartphone penetration reached 2.3 billion users or about 31% of the total global population. However, there is much room for growth. The majority of the global users are found in the Asian Pacific region with other areas of the world such as Latin America and the Middle East/Africa set to record impressive growth, according to the Newzoo Mobile Games Report.

Source: Newzoo 2016 Mobile Games Report

Popular Smartphone Devices

One of the key elements of the growth of mobile game applications is the growth and introduction of new smartphone devices. As evidenced by the chart below, in the USA, Apple and Samsung products dominate the market. It is important for app developers to be aware of the most popular devices to ensure that their applications are optimized for use in order to reach the majority of the consumers who own those devices.

Source: Newzoo 2016 Mobile Games Report

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

Technology and Tools

Free-to-play Revenue Model

The game industry, like many other forms of entertainment (music, TV, books, etc.) is undergoing a major shift. The free-to-play business model increased in appeal to game players of every genre and platform. Nowhere has this been felt more deeply than the mobile market. Free is a very powerful marketing approach that is irresistible to game players. The top grossing charts on popular mobile app stores like Apple, Google, and Amazon continually show that “free” games earn the most revenue for their developers. So with all this “free-ness,” how does a game creator make any money?

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

# THE 4 *Emotions* THAT MONETI$E F2P GAMES

Top grossing Free-to-Play games use four emotions to drive player spending.

START

**78%** of King's revenue comes from in game purchases. b.

## Curiosity

pulls the player into the store wondering how the item adds to the fun

**$300M** amount King spent on data analysis in 2013. a.

WARNING! Money erodes trust

## Desire

for collectables, packs, and special deals encourages spending

**30%** of players delete games because they are too addictive. d.

## Amusement

and free gifts create feelings of friendship instead of corporate greed

**$5M** Supercell earned in 1 day. a.

BEWARE! Paying to progress reduces fiero*

## Frustration

increases impulse to buy as long as its not pay to win

**34%** of the fun comes from in game purchases. d.

### STEPS TO SUCCESS

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

Dynamic Game Engine(s)

Over the years, we have developed a proprietary dynamic game engine (Freeze Tag Engine) that allows us to make changes to game play and game economies on-the-fly, in most cases, without requiring the download of another update. We also integrate several business analytics packages, and other key game management tools into our games that provide us with real time data to measure detailed player behavior, and respond directly to that behavior. Starting in 2014 and continuing forward, we began using the Unity3D Development Engine (www.unity3d.com). We have optimized and are continuing to optimize this engine in many of the same ways that our own engine was optimized. Using Unity3D has allowed us to shift from focus on developing our own engine to acquiring and allocating our resources mainly on game development.

Platform Portability - Dynamic Game Engine(s)

Over the years, the Freeze Tag Game Engine has allowed us to the ability to port across multiple platforms using a single codebase. We continue to look to contract with outside teams and outside contractors, allowing us to maintain a smaller internal team. In 2015, we also made the decision to switch a larger portion of our development efforts to a different engine (Unity3D was our choice), one that was widely used, and one that we could draw from a larger pool of talent to quickly develop games. Unity3D also offers platform portability, with the ability to build games that can quickly be ported to iOS, Android, Mac, PC, and HTML5 (still limited). Throughout all of 2017 and into the foreseeable future, all of our products were and will be created using the Unity game engine.

As we continue our development efforts in 2017, our approach is to review the technical requirements of the game we want to develop, then make a decision as to which Game Engine is the most appropriate to implement for that development effort. Currently, we are using Unity3D for most of our efforts, and for the foreseeable future, we will continue to use Unity.

As we make decisions about which Game Engine to employ, here are a few of the things that we look to have:

•	A single codebase that can be easily ported to other platforms
•	Ability to “bolt on” other technologies and codes to easily integrate with other SDK’s, platforms and special needs
•	Interface easily with scalable backend databases and architecture
•	Easily localized into new languages
•	Updates can be pushed to the game allowing us to change things like:

○	adding new characters
○	changing the values in the economy
○	updating text
○	messaging users (in game) about new features
○	instigating a social network based contest

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

How Long Does it Take to Develop a Mobile Game?

In Q3 of 2016, we began increasing the production of our mobile games by using some existing game frameworks and hiring outside developers and art resources to help with the initial development stages of building a mobile game. As a result, we launched 8 mobile games or content updates between August and December 2016:

Word Quest – August 23, 2016

Word Witch – September 27, 2016

Rank It Trivia – October 12, 2016

Zoom Trivia: Animals Edition – October 26, 2016

Toy Box Balloon Blast – November 4, 2016

Winter Words – November 15, 2016

Kitty Pawp Featuring Garfield (update) – December 4, 2016

Garfield Trivia – December 20, 2016

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

Augmented Reality and Geolocation Games Development

In 2016, Freeze Tag’s development team began working on a series of augmented reality/geolocation products designed to address this growing market. We signed a licensing agreement with the experienced geolocation application company Munzee (http://frzt.us/2mkXT95). Munzee has hundreds of thousands of users across the globe with over 4 million Munzees deployed and counting. Freeze Tag and Munzee are working together to develop new geolocation apps that we plan to release in 2017 and beyond.

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

We compete with a continually increasing number of successful mobile game companies, including Glu (GLUU), King.com (now a division of Activision ATVI), Kabam, Big Fish Games, DeNA, Gameloft, GREE, GungHo Online Entertainment, Nexon, Zynga (ZYNG), Rovio, Storm 8/Team Lava, Supercell and others. We also compete with traditional game companies who have mobile game divisions such as Activision, Electronic Arts, Square Enix, Take Two Interactive, Ubisoft, and more.

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

Garfield Licensing Relationship

In October of 2016, we entered into a licensing agreement with one of the most well-known comic character brands in the world, Garfield the cat. Paws Inc. is the licensing company that administers and represents the intellectual property rights of Garfield, Odie, Jon, and all of the characters in the Garfield comics universe. Our non-exclusive agreement (http://frzt.us/2nmY31o) gives us the ability to include the Garfield characters in our games in exchange for a share of the revenue we generate in those specific games. By the end of 2016, we had launched two games that featured Garfield, Kitty Pawp Featuring Garfield and Garfield Trivia. We have additional titles under development and plan to announce these games during the first half of 2017.

Partner Publishing

Another initiative we began in 2015 and will continue to pursue in 2017 is to partner with developers who have completed the production of a game. Occasionally, developers complete production of a free-to-play game but lack the experience in fine-tuning the game or lack the funds to promote the game to build a user base. We believe that we can offer significant value to game developers through our experience in tuning free-to-play games to increase key performance indicators such as retention, monetization and engagement. We see partnering with game developers who lack the expertise or funds for user acquisition as an opportunity to increase our revenue and the revenue of our partners.

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

Government Regulation

Because of our recent partnership with Paws Inc. (Garfield license), and our development of Augmented Reality / Geolocation games, and the types of data that we collect in those games, we must be more mindful of government regulations regarding the Children's Online Privacy Protection Act or COPPA. To protect minors on the Internet (and now mobile devices), U.S. officials passed The Children's Online Privacy Protection Act (COPPA). Essentially, COPPA governs online data collection of people aged 13 and younger. The COPPA rules define privacy policy requirements, data collection parameters, and the process of acquiring verifiable parental consent. In the past, we have disclosed the information that we collect in Privacy Policies, but now need to focus on getting parental approval for certain types of applications as they relate to children under the age of 13.

Our Employees

We have 10 employees and/or contractors, 2 of which are our officers, 7 of which are engaged in art production, publishing and development, and 1 of which is engaged in administrative functions. We have a team of over 40 engineers, artists, and developers available to us on an independent contract basis around the world.

Description of Property

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $875 per month.

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

Our Internet website address is http://www.freezetag.com/.

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

We have incurred losses in every year of our operations, including net losses of $2,129,419 and $1,870,677 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, our accumulated deficit was $11,113,929. We received convertible debt financing during 2016 and 2015, which in effect, saved our company, but will likely cause us to issue substantial shares of our common stock to satisfy our obligations under the notes. We expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for development, marketing and hosting of our games. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development and commercialization of our games. These activities are costly and require significant investment.

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

To date we have relied on cash flow from operations, funding from our founders, and debt financing to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2016, was $19,934, and our monthly cash flow burn rate is approximately $55,000. For the year ended December 31, 2016, our revenues were $138,720.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

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

As of December 31, 2016, there were 648,436,785 outstanding shares of Common Stock and no outstanding shares of Series A Preferred Stock (“Series A Preferred”). Our officers and directors own a significant portion of the common stock vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Our planned venture into augmented reality and geolocation games could subject us to greater liability risks from our users and third parties.

As noted herein, we are currently planning to develop a number of augmented reality and geolocation games. Such games place characters on a user’s mobile device in real world surroundings and have the user interacting with the game while on the move in real life. Augmented reality games developed by some of our competitors have led users into situations that may not be ideal for the user, such as near roads, bodies of water and/or possibly on private property. Although we will use our best efforts to develop our games to minimize locations that could be dangerous for our users, there is a chance that they could wander into a dangerous situation or onto a third parties’ private property, potentially harming themselves or others. Although we will have appropriate disclaimers and disclosures on our games, any such harmful events could expose us to potential lawsuits and/or liability.

We are governed by the Children’s Online Privacy Protection Act (COPPA) and if we fail to comply with the COPPA requirements we could be subject to fines and /or lawsuits.

The Children’s Online Privacy Protection Act (COPPA) was enacted to ensure young children are protected from the potential risks of certain forms of online entertainment, including mobile app games. Under COPPA any child under the age of 13 must have a consenting adult in order to access and play online games and other online activities. Although we have verification procedures in place to ensure we do not violate COPPA, in the event those safeguards fail, we could be subject to fines and/or lawsuits.

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

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTC Markets and/or we may be forced to discontinue operations.

We have significant costs associated with being a public, reporting company, which adds to the substantial doubt about our ability to continue trading on the OTC Markets and/or continue as a going concern. These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants. Accounting controls, in particular, are difficult and can be expensive to comply with.

Our ability to continue trading on the OTC Markets and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTC Markets and/or we may be forced to discontinue operations.

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

As of the end of the period covered by this report, we have current outstanding non-affiliate debt obligations totaling approximately $1,952,734, which are convertible into our common stock. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock.

As of the end of the period covered by this report, we have outstanding non-affiliate debt obligations totaling approximately $1,952,734, net of discount of $239,402, which are convertible into our common stock. Although under the terms of the agreement, the number of shares of common stock issuable upon the conversion of any portion of the notes, cannot exceed an amount that would cause the beneficial ownership of the debt holder and its affiliates to own more than 4.99% of our outstanding shares of Common Stock, the issuance of almost 5% of our outstanding common stock in a short period time, possibly happening multiple times, would cause substantial dilution to our shareholders. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. We evaluated the convertible notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, do not constitute a derivative liability as we have obtained authorization from a majority of our shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be made available or issuable for settlement to occur.

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

ITEM 2 – PROPERTIES

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780. We currently lease approximately 900 sq. ft. of office space on a month-to-month basis for $0.97 sq/ft.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Markets / OTC Pink tier. Our current trading symbol is “FRZT.” Since our stock has been quoted, there has been limited volume.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2016 and 2015, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2015	First Quarter	$0.0150	$0.0018
	Second Quarter	$0.0100	$0.0017
	Third Quarter	$0.0045	$0.0010
	Fourth Quarter	$0.0016	$0.0007

2016	First Quarter	$0.0021	$0.0007
	Second Quarter	$0.0018	$0.0006
	Third Quarter	$0.0012	$0.0001
	Fourth Quarter	$0.0006	$0.0001

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

Holders

As of December 31, 2016, there were 648,436,785 shares of our common stock outstanding held by approximately 123 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2016: $167,742 based on the closing price of $0.001 on June 30, 2016 of our common stock. The voting stock held by non-affiliates on that date consisted of 167,742,492 shares of common stock.

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

Non-Qualified Stock Option Plan

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan (the “2006 Plan”). The 2006 Plan terminated during the year ended December 31, 2016. As of December 31, 2016, there were 560,000 options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

As of December 31, 2016, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	560,000	$0.10	-
Equity compensation plans not approved by security holders	-	-	-
Total	560,000	$0.10	-

Recent Issuance of Unregistered Securities

Unless otherwise noted, the use of proceeds for the following sales of equity securities was to sustain our business operations. During the quarter ended December 31, 2016, we issued a total of 179,040,145 common shares to an institutional investor for conversion of $10,028 convertible debt principal, $2,389 accrued interest payable and $33,839 derivative liabilities.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. for the year ended December 31, 2016 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

During our most recent fiscal year ended December 31, 2016, we generated revenues of $138,720 from the sales of our games or in-app purchases in our games compared to $43,968 for the year ended December 31, 2015. Going forward, with our shift to free-to-play games, we anticipate the vast majority of our revenue in future years will be derived from consumers making in-game purchases in one of our free-to-play games and that revenue from consumers paying to download a game will be minimal.

Our business strategy is now focused on free-to-play games that require constant updates and new content to keep players engaged. Therefore, we no longer measure our success based upon the quantity of titles we launch, but rather on the metrics we receive as we monitor and try to improve upon our games in the market.

In Q3 of 2016, we began increasing the production of our mobile games by using some existing game frameworks and hiring outside developers and art resources to help with the initial development stages of building a mobile game. As a result, we launched 8 mobile games or content updates between August and December 2016:

•	Word Quest – August 23, 2016
•	Word Witch – September 27, 2016
•	Rank It Trivia – October 12, 2016
•	Zoom Trivia: Animals Edition – October 26, 2016
•	Toy Box Balloon Blast – November 4, 2016
•	Winter Words – November 15, 2016
•	Kitty Pawp Featuring Garfield (update) – December 4, 2016
•	Garfield Trivia – December 20, 2016

We have also announced our intention to grow the company through acquisition. We feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders.

During the year ended December 31, 2016, we generated a net loss of $2,129,419, primarily attributable to increases in cost of sales and loss on change in derivative liabilities, as described below.

Going Concern Uncertainty

As shown in the accompanying financial statements, we incurred net losses of $2,129,419 and $1,870,677 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, our accumulated deficit was $11,113,929. During the years ended December 3l, 2016 and 2015, we experienced negative cash flows from operations largely due to continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about our ability to continue as a going concern. Accordingly, we are currently evaluating alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of our cash balances at December 31, 2016 and December 31, 2015 were insured. At December 31, 2016 and 2015, there were no cash equivalents.

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

However, we derive a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $0 and $5,600, respectively.

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

Concentrations of Credit Risk, Major Customers and Major Vendors

Our customers are the end-consumers that purchase its games from the websites where we have our games listed for sale. Therefore, we do not have any individual customers that represent any more than a fraction of its revenue. However, we do have primary distribution partners, which are the owners of the websites where it sells its games. Under our distribution agreements we are not obligated to make, distribute or sell any games. However, for any games we do make and wish to distribute we can list them on one or more of these websites under a revenue sharing arrangement where we shares the revenue from any of our games that sell. The sharing arrangement varies greatly depending on the distributor with the Company generally keeping between 35% and 70% of the revenue and the distributor keeping the remainder of the revenue generated by each sale. At times we enter into “exclusivity options” whereby if a distributor wishes to have an exclusive period carrying our games (normally 30-90 days) we will agree to that in exchange for the distributor marketing the game in their newsletter and other marketing programs. Due to the fact we have a number of distribution partners and a variety of different websites where we can sell our games, we are not substantially dependent on any of our distribution partners or agreements. In addition to the distribution agreements, we currently have a licensing agreement with Paws, Inc., which allow us to develop and distribute games around third party intellectual property in exchange for paying royalty payments. We are not substantially dependent on that licensing agreement.

For the year ended December 31, 2016, the Company’s primary distributors that represented 10% or more of its revenues were: Apple – 28.78%, Square Enix Ltd. 28.25% and G5 Holdings Limited – 18.02%. For the year ended December 31, 2015, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 23.67%, Wired Media – 22.74%, Apple – 18.08% and S.A.D. – 13.51%.

At December 31, 2016, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent – 52.38% and Apple – 13.48%. At December 31, 2015, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Apple – 16.93%, Big Fish Games – 10.00% and Exent – 48.81%.

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

We did not have any stock-based compensation expense recognized in its statements of operations for the years ended December 31, 2016 and 2015.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis at December 31, 2016 and 2015:

2016	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$1,934,617	$-	$-	$1,934,617	$616,286

2015	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$841,677	$-	$-	$841,677	$106,543

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

Research and Development Costs

We charge costs related to research and development of products to general and administrative expense as incurred. The types of costs included in research and development expenses include research materials, salaries, contractor fees, and support materials.

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

As of December 31, 2016 and 2015, prepaid royalties (or prepaid licensing fees) were $4,430 and $4,507, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-4, “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

Our revenues increased $94,752 to $138,720 for the year ended December 31, 2016 from $43,968 for the year ended December 31, 2015. Of this increase, $67,832 resulted from a decrease in our unearned royalties, with other increases due mainly to increased in-game purchases from the players of our Kitty Pawp title. Our revenues also increased due to positive results of our focused efforts on building games in the free-to-play game genre. Previously, the majority of our released game titles were "pay-per-download", where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release.

Operating Costs and Expenses

Our cost of sales decreased $133,893 to $235,153 for the year ended December 31, 2016 from $369,046 for the year ended December 31, 2015 due to fewer new titles that we have in development. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design.

Our current year selling, general and administrative expenses were relatively constant compared to the prior year. Our selling, general and administrative expenses increased $3,564 to $554,773 for year ended December 31, 2016 from $551,209 for the year ended December 31, 2015.

Other Income (Expense)

Our interest expense decreased $27,802 to $859,645 for the year ended December 31, 2016 from $887,447 for the year ended December 31, 2015. During the year ended December 31, 2016, we continued to increase our convertible debt and the related debt discount that is amortized to interest expense. However, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized in prior periods.

Our estimate of the fair value of the derivative liabilities for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. Our derivative liabilities also increased with the increase in our convertible debt discussed above. We reported a loss on change in derivative liabilities of $616,286 and $106,543 for the years ended December 31, 2016 and 2015, respectively.

Provision for Income Taxes

Currently our provision for income taxes is not material to our operations, and is comprised of minimum state income taxes.

Net Loss

As a result of the above, our net loss increased to $2,129,419 for the year ended December 31, 2016 from $1,870,677 for the year ended December 31, 20154.

Liquidity and Capital Resources

Introduction

As of December 31, 2016, we had current assets of $32,960 and current liabilities of $6,863,913, resulting in a working capital deficit and total stockholders’ deficit of $6,830,953. In addition, we had an accumulated deficit of $11,113,929 at December 31, 2016. Our current liabilities and working capital deficit are negatively impacted by our derivative liabilities, which had a balance of $1,934,617. We do not believe, however, that our derivative liabilities will require cash to be extinguished.

During the year ended December 31, 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of December 31, 2016 was $19,934, and our monthly cash flow burn rate is currently approximately $55,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $719,214 in operating activities for the year ended December 31, 2016 as a result of our net loss of $2,129,419, increases in accounts receivable, net of $3,241 and prepaid expenses and other current assets of $32 and a decrease in unearned royalties of $67,832, partially offset by non-cash expenses totaling $1,109,950 and increases in accounts payable of $8,920, accrued expenses of $3,461, accrued interest payable – related party of $144,704 and accrued interest payable of $214,275.

By comparison, we used net cash of $865,636 in operating activities for the year ended December 31, 2015 as a result of our net loss of $1,870,677, decrease in accrued expenses of $3,303 and a decrease in unearned royalties of $7,466, partially offset by non-cash expenses totaling $725,378, decreases in accounts receivable, net of $11,693 and prepaid expenses and other current assets of $2,996, and increases in accounts payable of $8,013, accrued interest payable – related party of $145,412 and accrued interest payable of $122,318.

We had no net cash provided by or used in investing activities for the years ended December 31, 2016 and 2015.

We had net cash provided by financing activities of $697,096 for the year ended December 31, 2016, comprised of proceeds from note payable of $58,096 and proceeds from convertible notes payable of $639,000. For the year ended December 31, 2015, we had net cash provided by financing activities of $893,000, comprised of proceeds from convertible notes payable.

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

We recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, we accrue the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of December 31, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return, net of repayments.

Convertible Note Payable

On February 8, 2017, we entered into a convertible promissory note (the "Note") with an accredited investor (the "Accredited Investor") under which the Accredited Investor agreed to loan us up to $500,000. The Note bears interest at 10% per annum and matures on February 8, 2018. Under the terms of the Note, the Accredited Investor agreed to loan us $55,000 upon execution of the Note and can loan us the additional amounts up to $500,000 at any time in their sole discretion. The Accredited Investor has the right, at any time after February 8, 2017, at its election, to convert all or part of the amounts due to it under the Note into shares of our common stock. The conversion price shall be the lesser of (a) $0.0003 per share of our common stock or (b) Fifty Percent (50%) of the average of the three (3) lowest trade prices on three (3) separate trading days of our common stock recorded after February 8, 2017, or (c) the lowest effective price per share granted to any person or entity after February 8, 2017 to acquire our common stock or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire our common stock or outstanding our common stock equivalents, excluding any lower price per share offered to any of our officers and directors. However, the Accredited Investor may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock. The Note also contains piggyback registration rights. In the event we default under the terms of the Note, we immediately owe 150% of the principal amount then due under the Note.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosures required by this item.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Freeze Tag, Inc.

We have audited the accompanying balance sheets of Freeze Tag, Inc. (“the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freeze Tag, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2017

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$19,934	$42,052
Accounts receivable, net of allowance of $0 and $5,600, respectively	7,745	4,504
Prepaid expenses and other current assets	5,281	5,249
Total current assets	32,960	51,805

Total assets	$32,960	$51,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$133,083	$124,163
Accrued expenses	495,473	492,012
Accrued interest payable – related party	354,165	209,461
Accrued interest payable	361,503	154,925
Unearned royalties	127,201	195,033
Notes payable	58,096	-
Convertible notes payable – related party	1,447,041	1,447,041
Convertible notes payable, net of discount of $239,402 and $180,208, respectively	1,952,734	1,405,361
Derivative liabilities	1,934,617	841,677
Total current liabilities	6,863,913	4,869,673

Total liabilities	6,863,913	4,869,673

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.00001 par value, 2,000,000,000 shares authorized, 648,436,785 and 280,442,125 shares issued and outstanding, respectively	6,484	2,804
Additional paid-in capital	4,259,692	4,147,038
Common stock payable	16,800	16,800
Accumulated deficit	(11,113,929)	(8,984,510)
Total stockholders’ deficit	(6,830,953)	(4,817,868)

Total liabilities and stockholders’ deficit	$32,960	$51,805

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Revenues	$138,720	$43,968

Operating costs and expenses:
Cost of sales	235,153	369,046
Selling, general and administrative expenses	554,773	551,209

Total operating costs and expenses	789,926	920,255

Loss from operations	(651,206)	(876,287)

Other expense:
Interest expense, net	(859,645)	(887,447)
Loss on change in derivative liabilities	(616,286)	(106,543)

Total other expense	(1,475,931)	(993,990)

Loss before income taxes	(2,127,137)	(1,870,277)
Provision for income taxes	(2,282)	(400)

Net loss	$(2,129,419)	$(1,870,677)

Weighted average number of common shares outstanding – basic and diluted	381,194,007	238,762,747

Loss per common share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, December 31, 2014	-	$-	184,518,250	$1,845	$3,903,394	$16,800	$(7,113,833)	$(3,191,794)

Issuance of common stock for conversion of debt	-	-	70,648,155	706	230,627	-	-	231,333
Issuance of common stock for conversion of related party debt	-	-	25,275,720	253	13,017	-	-	13,270
Net loss	-	-	-	-	-	-	(1,870,677)	(1,870,677)

Balance, December 31, 2015	-	-	280,442,125	2,804	4,147,038	16,800	(8,984,510)	(4,817,868)

Issuance of common stock for conversion of debt	-	-	367,994,660	3,680	112,654	-	-	116,334
Net loss	-	-	-	-	-	-	(2,129,419)	(2,129,419)

Balance, December 31, 2016	-	$-	648,436,785	$6,484	$4,259,692	$16,800	$(11,113,929)	$(6,830,953)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,129,419)	$(1,870,677)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount to interest expense	461,725	618,835
Loss on change in derivative liabilities	616,286	106,543
Non-cash interest expense	31,939	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,241)	11,693
Prepaid expenses and other current assets	(32)	2,996
Accounts payable	8,920	8,013
Accrued expenses	3,461	(3,303)
Accrued interest payable – related party	144,704	145,412
Accrued interest payable	214,275	122,318
Unearned royalties	(67,832)	(7,466)

Net cash used by operating activities	(719,214)	(865,636)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from note payable	58,096	-
Proceeds from convertible notes payable	639,000	639,000

Net cash provided by financing activities	697,096	893,000

Net increase (decrease) in cash	(22,118)	27,364
Cash at the beginning of the year	42,052	14,688

Cash at the end of the year	$19,934	$42,052

Non-cash transactions:
Conversion of related party debt and accrued interest to common shares	$-	$13,270
Conversion of debt and accrued interest to common shares	$116,334	$72,952
Debt discount due to derivative liabilities	$520,919	$455,141

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Year Ended December 31, 2016

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2016 and December 31, 2015 were insured. At December 31, 2016 and December 31, 2015 there were no cash equivalents.

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

However, the Company derives a small portion of our revenues from sales of physical packaged software for personal computers through distribution partners who sell through traditional retail channels. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. Our distribution partners who sell to retailers may allow returns for our packaged personal computer products; these partners may decide to provide price protection or allow returns for personal computer products after they analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) the remaining inventory on hand of our games. To allow for these returns, price protection and various customer discounts, some of our distribution partners who sell to retailers will hold back a percentage of our revenue. These “hold-back” amounts, typically a percentage of revenue, are then reconciled on a quarterly basis and detailed on the statements we receive from our distribution partners. As of December 31, 2016 and December 31, 2015, the allowance for doubtful accounts was $0 and $5,600, respectively.

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

For the year ended December 31, 2016, the Company’s primary distributors that represented 10% or more of its revenues were: Apple – 28.78%, Square Enix Ltd. 28.25% and G5 Holdings Limited – 18.02%. For the year ended December 31, 2015, the Company’s primary distributors that represented 10% or more of its revenues were: Big Fish Games – 23.67%, Wired Media – 22.74%, Apple – 18.08% and S.A.D. – 13.51%.

At December 31, 2016, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Exent – 52.38% and Apple – 13.48%. At December 31, 2015, the Company’s primary distributors and partners that represented 10% or more of its accounts receivable were: Apple – 16.93%, Big Fish Games – 10.00% and Exent – 48.81%.

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

The Company had no stock-based compensation expense recognized in its statements of operations for the years ended December 31, 2016 and 2015.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis at December 31, 2016 and 2015:

2016	Total	Level 1	Level 2	Level 3	Gains (Losses)

Derivative liabilities	$1,934,617	$-	$-	$1,934,617	$(616,286)

2015	Total	Level 1	Level 2	Level 3	Losses (Gains)

Derivative liabilities	$841,677	$-	$-	$841,677	$(106,543)

The Company believes that the market rate of interest as of December 31, 2016 and 2015 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at December 31, 2016 and 2015.

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

As of December 31, 2016 and 2015, prepaid royalties (or prepaid licensing fees) were $4,430 and $4,507, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-4, “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $2,129,419 and $1,870,677 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company’s accumulated deficit was $11,113,929. During the years ended December 3l, 2016 and 2015, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal year 2017. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2016	2015

Accrued vacation	$66,194	$64,461
Accrued royalties	410,533	408,134
Technology payable	18,000	18,000
Other	746	1,417

	$495,473	$492,012

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $127,201 and $195,033 at December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

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

The Company has recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, the Company accrues the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of December 31, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return, net of repayments.

Convertible Notes Payable – Related Party

Convertible notes payable, related party consisted of the following at December 31:

	2016	2015
Convertible note payable to the Holland Family Trust, maturing on December 31, 2017, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2017, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	6,925	6,925
Convertible note payable to Mick Donahoo, maturing on December 31, 2017, with interest at 10%	31,042	31,042

Total	$1,447,041	$1,447,041

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which was extended to December 31, 2017. As of December 31, 2016 and 2015, accrued interest related to the Holland Family Trust Convertible Note was $50,124 and $27,867, respectively.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the “Holland Transferred Convertible Note”). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which was extended to December 31, 2017. As of December 31, 2016 and 2015, accrued interest related to the Holland Transferred Convertible Note was $183,228 and $101,867, respectively.

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note (the “Holland Accrued Salary Note”) and converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note (the “Donahoo Accrued Salary Note”). The Holland Accrued Salary Note and the Donahoo Accrued Salary Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The maturity date of the note has been extended to December 31, 2017.

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. As of December 31, 2016 and December 31, 2015, there was accrued interest related to each of these notes of $55,935 and $37,290, respectively.

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

The Mick Donahoo Convertible Note and the Craig Holland Convertible Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The maturity date of the notes have been extended to December 31, 2017.

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of December 31, 2016 and December 31, 2015, there was accrued interest payable related to these notes totaling of $8,943 and $5,146, respectively.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of the Company’s common stock.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of the Company’s common stock.

On October 8, 2015, Craig Holland converted $4,607 principal and $2,028 accrued interest into 12,637,860 shares of the Company’s common stock.

On October 8, 2015, Mick Donahoo converted $4,607 principal and $2,028 accrued interest into 12,637,860 shares of the Company’s common stock.

Effective October 15, 2015, we entered into an Amendment to Convertible Promissory Note with each of Craig Holland and Mick Donahoo with respect to the Craig Holland Convertible Note and the Mick Donahoo Convertible Note. The parties agreed to modify the terms of the notes such that in the event the lender issues a valid conversion notice and the conversion notice results in a conversion price less than the then-par value of the Company’s common stock, the conversion will be effected at par value with additional principal amounts added to the note equal to the value of the common shares that were not able to be issued due to the conversion price being less than the par value of the Company’s common stock. As the amendment did not alter the shares received by converting the notes, no additional value was recorded by the Company as a result of these amendments.

Total accrued interest payable for the related party convertible notes was $354,165 and $209,461 as of December 31, 2016 and 2015, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non-related party consisted of the following at December 31:

	2016	2015
Convertible note payable to Robert Cowdell, maturing on December 31, 2017, with interest at 10%	$61,443	$61,443
Tranche #2 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	14,966	31,126
Tranche #3 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #4 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #5 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #6 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000

Tranche #1 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	33,727	50,000
Tranche #2 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #3 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #4 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #5 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #6 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	100,000	100,000
Tranche #7 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #8 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	70,000	70,000
Tranche #9 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	30,000	30,000
Tranche #1 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	30,000	30,000
Tranche #2 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	40,000	40,000
Tranche #3 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	110,000	110,000
Tranche #4 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	88,000	88,000
Tranche #5 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	90,000	90,000
Tranche #6 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	90,000	90,000
Tranche #1 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	65,000	65,000
Tranche #2 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	65,000	65,000

Tranche #3 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	60,000	60,000
Tranche #4 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000
Tranche #5 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000
Tranche #6 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	55,000	55,000
Tranche #7 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	25,000	-
Tranche #8 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	55,000	-
Tranche #9 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	-
Tranche #1 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	60,000	-
Tranche #2 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	-
Tranche #3 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	55,000	-
Tranche #4 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	27,000	-
Tranche #5 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	10,000	-
Tranche #6 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	48,000	-
Tranche #7 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	24,000	-
Tranche #8 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	-

Tranche #9 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	-
Tranche #10 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	-
Tranche #11 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	-
Tranche #12 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	-
Total	2,192,136	1,585,569
Less discount	(239,402)	(180,208)

Net	1,952,734	1,405,361
Less current portion	1,952,734	718,923

Long-term portion	$-	$686,438

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The maturity date of the note has been extended to December 31, 2017. The Convertible Cowdell Note had accrued interest of $18,433 and $12,289 as of December 31, 2016 and December 31, 2015, respectively.

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

The $500,000 principal amount convertible note dated December 20, 2013 to an accredited investor (“Accredited Investor #1”) with an outstanding balance of $214,966 at December 31, 2016 was funded in $50,000 tranches in January, February, March, April and May 2014. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than sixty months from the effective date, which means the current maturity date is December 20, 2018.

The $500,000 principal amount convertible note dated June 25, 2014 to an accredited investor (“Accredited Investor #2”) with an outstanding balance of $483,727 at December 31, 2016 was funded in $50,000 tranches in June, July, August, September, October, and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, and $30,000 in February 2015. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, with the maturity date subsequently extended to June 25, 2017.

The $500,000 principal amount convertible note dated February 11, 2015 to Accredited Investor #2 with an outstanding balance of $448,000 at December 31, 2016 was funded by tranches of $30,000 in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015, $90,000 in May and June 2015. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than sixty months from the effective date, which means the current maturity date is February 11, 2020.

The $500,000 principal amount convertible note dated July 28, 2015 to Accredited Investor #2 with an outstanding balance of $475,000 at December 31, 2016 was funded by tranches of $65,000 in July and August 2015, $60,000 in September 2015, $50,000 in October and November 2015, $55,000 in December 2015, $25,000 in January 2016, $55,000 in February 2016, and $50,000 in March 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than sixty months from the effective date, which means the current maturity date is July 28, 2020.

The $600,000 principal amount convertible note, dated April 7, 2016 and amended on January 18, 2017, to Accredited Investor #2 with an outstanding balance of $509 at December 31, 2016 was funded by tranches of $60,000 in April 2016, $45,000 in May 2016, $55,000, $27,000 and $10,000 in June 2016, $48,000 and $24,000 in July 2016, $50,000 in August 2016, $50,000 in September 2016, $50,000 in October 2016 and $45,000 in November and December 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note was extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than sixty months from the effective date, which means the current maturity date is April 7, 2021.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The January 2014 note had accrued interest of $4,025 and $5,814 as of December 31, 2016 and 2015, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The February 2014 note had accrued interest of $14,329 and $9,329 as of December 31, 2016 and 2015, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The March 2014 note had accrued interest of $13,836 and $8,836 as of December 31, 2016 and 2015, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The April 2014 note had accrued interest of $13,425 and $8,425 as of December 31, 2016 and 2015, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The May 2014 note had accrued interest of $13,068 and $8,068 as of December 31, 2016 and 2015, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The June 2014 note had accrued interest of $8,470 and $7,575 as of December 31, 2016 and 2015, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The July 2014 note had accrued interest of $12,301 and $7,301 as of December 31, 2016 and 2015, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The August 2014 note had accrued interest of $11,836 and $6,836 as of December 31, 2016 and 2015, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The September 2014 note had accrued interest of $11,438 and $6,438 as of December 31, 2016 and 2015, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The October 2014 note had accrued interest of $11,068 and $6,069 as of December 31, 2016 and 2015, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The November 2014 note had accrued interest of $21,644 and $11,644 as of December 31, 2016 and 2015, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at December 31, 2016. The December 2014 note had accrued interest of $10,178 and $5,178 as of December 31, 2016 and 2015, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, which was recorded as a debt discount. During the year ended December 31, 2016, $1,126 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The January 2015 note had accrued interest of $13,751 and $6,751 as of December 31, 2016 and 2015, respectively.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, which was recorded as a debt discount. During the year ended December 31, 2016, $2,694 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The first February 2015 note had accrued interest of $5,671 and $2,671 as of December 31, 2016 and 2015, respectively.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The second February 2015 note had accrued interest of $5,669 and $2,663 as of December 31, 2016 and 2015, respectively.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The third February 2015 note had accrued interest of $11,096 and $5,096 as of December 31, 2016 and 2015, respectively.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The March 2015 note had accrued interest of $19,951 and $8,951 as of December 31, 2016 and 2015, respectively.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, which was recorded as a debt discount. During the year ended December 31, 2016, $1,941 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The April 2015 note had accrued interest of $15,044 and $6,244 as of December 31, 2016 and 2015, respectively.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, which was recorded as a debt discount. During the year ended December 31, 2016, $7,019 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The May 2015 note had accrued interest of $14,523 and $5,523 as of December 31, 2016 and 2015, respectively.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, which was recorded as a debt discount. During the year ended December 31, 2016, $12,686 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The June 2015 note had accrued interest of $13,734 and $4,734 as of December 31, 2016 and 2015, respectively.

The July 2015 derivative was valued as of July 28, 2015 at $38,600, which was recorded as a debt discount. During the year ended December 31, 2016, $16,703 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The July 2015 note had accrued interest of $9,296 and $2,796 as of December 31, 2016 and 2015, respectively.

The August 2015 derivative was valued as of August 21, 2015 at $37,269, which was recorded as a debt discount. During the year ended December 31, 2016, $19,315 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The August 2015 note had accrued interest of $8,869 and $2,369 as of December 31, 2016 and 2015, respectively.

The September 2015 derivative was valued as of September 24, 2015 at $37,820, which was recorded as a debt discount. During the year ended December 31, 2016, $24,293 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The September 2015 note had accrued interest of $8,263 and $1,763 as of December 31, 2016 and 2015, respectively.

The October 2015 derivative was valued as of October 23, 2015 at $35,290, which was recorded as a debt discount. During the year ended December 31, 2016, $26,403 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The October 2015 note had accrued interest of $5,959 and $959 as of December 31, 2016 and 2015, respectively.

The November 2015 derivative was valued as of November 30, 2015 at $36,448, which was recorded as a debt discount. During the year ended December 31, 2016, $32,216 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The November 2015 note had accrued interest of $5,438 and $438 as of December 31, 2016 and 2015, respectively.

The December 2015 derivative was valued as of December 21, 2015 at $37,163, which was recorded as a debt discount. During the year ended December 31, 2016, $35,812 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The December 2015 note had accrued interest of $5,666 and $166 as of December 31, 2016 and 2015, respectively.

The January 2016 derivative was valued as of January 22, 2016 at $30,855, of which $25,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2016, $25,000 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The January 2016 note had accrued interest of $2,357 as of December 31, 2016.

The February 2016 derivative was valued as of February 8, 2016 at $37,835, which was recorded as a debt discount. During the year ended December 31, 2016, $37,835 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The February 2016 note had accrued interest of $4,914 as of December 31, 2016.

The March 2016 derivative was valued as of March 7, 2016 at $37,402, which was recorded as a debt discount. During the year ended December 31, 2016, $37,402 was amortized from the debt discount. The debt discount was fully amortized to interest expense at December 31, 2016. The March 2016 note had accrued interest of $4,085 as of December 31, 2016.

The April 2016 derivative was valued as of April 7, 2016 at $53,978, which was recorded as a debt discount. During the year ended December 31, 2016, $39,633 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $14,345. The April 2016 note had accrued interest of $4,393 as of December 31, 2016.

The May 2016 derivative was valued as of May 10, 2016 at $47,249, of which $45,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2016, $28,973 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $16,027. The May 2016 note had accrued interest of $2,902 as of December 31, 2016.

The first June 2016 derivative was valued as of June 6, 2016 at $48,678, which was recorded as a debt discount. During the year ended December 31, 2016, $27,740 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $20,938. The first June 2016 note had accrued interest of $3,142 as of December 31, 2016.

The second June 2016 derivative was valued as of June 9, 2016 at $35,935, of which $27,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2016, $15,164 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $11,836. The second June 2016 note had accrued interest of $1,512 as of December 31, 2016.

The third June 2016 derivative was valued as of June 30, 2016 at $14,630, of which $10,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2016, $5,041 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $4,959. The third June 2016 note had accrued interest of $506 as of December 31, 2016.

The first July 2016 derivative was valued as of July 13, 2016 at $46,259, which was recorded as a debt discount. During the year ended December 31, 2016, $21,672 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $24,587. The first July 2016 note had accrued interest of $2,256 as of December 31, 2016.

The second July 2016 derivative was valued as of July 21, 2016 at $32,140, of which $24,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2016, $10,718 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $13,282. The second July 2016 note had accrued interest of $1,075 as of December 31, 2016.

The August 2016 derivative was valued as of August 15, 2016 at $20,723, which was recorded as a debt discount. During the year ended December 31, 2016, $7,835 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $12,888. The August 2016 note had accrued interest of $1,899 as of December 31, 2016.

The September 2016 derivative was valued as of September 13, 2016 at $21,612, which was recorded as a debt discount. During the year ended December 31, 2016, $6,454 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $15,158. The September 2016 note had accrued interest of $1,503 as of December 31, 2016.

The October 2016 derivative was valued as of October 11, 2016 at $52,130, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the year ended December 31, 2016, $11,096 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $38,907. The October 2016 note had accrued interest of $1,120 as of December 31, 2016.

The November 2016 derivative was valued as of November 15, 2016 at $43,444, which was recorded as a debt discount. During the year ended December 31, 2016, $5,475 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $37,969. The November 2016 note had accrued interest of $578 as of December 31, 2016.

The December 2016 derivative was valued as of December 13, 2016 at $29,988, which was recorded as a debt discount. During the year ended December 31, 2016, $1,479 was amortized from the debt discount. The debt discount had a balance at December 31, 2016 of $28,509. The December 2016 note had accrued interest of $234 as of December 31, 2016.

Total accrued interest payable for the non-related party convertible notes was $361,503 and $154,925 as of December 31, 2016 and 2015, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $859,645 and $887,447 for the years ended December 31, 2016 and 2015, respectively.

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At December 31, 2016 and 2015, the Company recorded current derivative liabilities of $1,934,617 and $841,677, respectively. The net change in fair value of the derivative liabilities resulted in losses of $616,286 and $106,543 for the years ended December 31, 2016 and 2015, respectively, which are reported as other expense in the statements of operations.

The following table presents details of the Company’s derivative liabilities for the years ended December 31, 2016 and 2015:

Balance, December 31, 2014	$438,374

Increases in derivative value due to new issuances of notes	455,141
Derivative adjustment due to debt conversion	(158,381)
Change in fair value of derivative liabilities	106,543

Balance, December 31, 2015	841,677

Increases in derivative value due to new issuances of notes	552,858
Derivative adjustment due to debt conversion	(76,204)
Change in fair value of derivative liabilities	616,286

Balance, December 31, 2016	$1,934,617

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value
•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 271% to 336%

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 2,000,000,000 shares of its $0.00001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of December 31, 2016 and 2015, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

During the year ended December 31, 2016, the Company issued a total of 367,994,660 shares of its common stock to accredited investors in conversion of $32,433 principal and $7,697 accrued interest payable at conversion prices ranging from $0.00005 to $0.00045 per share and settled $76,204 of derivative liabilities. As a result of the debt conversions and derivative settlement, common stock was increased by $3,680 and additional paid-in capital was increased by $112,654.

During the year ended December 31, 2015, the Company issued a total of 70,648,155 shares of its common stock to an accredited investor in conversion of $64,174 principal and $8,778 accrued interest payable at conversion prices ranging from $0.00088 to $0.00135 per share, and settled $158,381 of derivative liabilities. As a result of the debt conversions and derivative settlement, common stock was increased by $706 and additional paid-in capital was increased by $230,627.

On October 8, 2015, Craig Holland converted $4,607 principal and $2,028 accrued interest into 12,637,860 shares of the Company’s common stock.

On October 8, 2015, Mick Donahoo converted $4,607 principal and $2,028 accrued interest into 12,637,860 shares of the Company’s common stock.

As a result of the related party debt conversions, common stock was increased by $253 and additional paid-in capital was increased by $13,017.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of December 31, 2016, there were 560,000 stock options outstanding under the 2006 Stock Option Plan.

The Company did not grant any stock options or warrants during the years ended December 31, 2016 and 2015. The Company did not record any stock-based compensation expense during the years ended December 31, 2016 and 2015.

A summary of the status of the options and warrants issued by the Company as of December 31, 2016, and changes during the years ended December 31, 2016 and 2015 is presented below:

Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2015	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2016	560,000	$0.10

The outstanding options expire on various dates beginning May 2020 through August 2020.

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

For the years ended December 31, 2016 and 2015, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,447,041 as of December 31, 2016 and 2015. See Note 5 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $354,165 and $209,461 as of December 31, 2016 and 2015, respectively.

On October 8, 2015, Craig Holland converted $4,607 principal and $2,028 accrued interest into 12,637,860 shares of the Company’s common stock at a conversion price of $0.000525 per share.

On October 8, 2015, Mick Donahoo converted $4,607 principal and $2,028 accrued interest into 12,637,860 shares of the Company’s common stock at a conversion price of $0.000525 per share.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

We the lease our office facilities on a month-to-month lease with either party having the option to terminate with 30 days’ notice. The Company or Company employees or contractors own all of the computer and office equipment that is used in the course of business. We do not have any lease agreements for any office equipment.

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

The provision for income taxes consists primarily of state minimum franchise taxes and totaled $2,282 and $400 for the years ended December 31, 2016 and 2015, respectively. For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of December 31, 2016 was $3,895,338 and $2,845,460, respectively. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2016	2015

Deferred tax asset	$1,324,918	$967,456
Valuation allowance	(1,324,918)	(967,456)

Net	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

On January 11, 2017, we received additional proceeds of $45,000 from the April 7, 2016 convertible promissory note.

On January 18, 2017, we entered into Amendment #1 to the April 7, 2016 convertible promissory note, increasing the total principal amount to $600,000.

On February 8, 2017, we entered into a convertible promissory note (the "Note") with an accredited investor (the "Accredited Investor") under which the Accredited Investor agreed to loan us up to $500,000. The Note bears interest at 10% per annum and matures on February 8, 2018. Under the terms of the Note, the Accredited Investor agreed to loan us $55,000 upon execution of the Note and can loan us the additional amounts up to $500,000 at any time in their sole discretion. The Accredited Investor has the right, at any time after February 8, 2017, at its election, to convert all or part of the amounts due to it under the Note into shares of our common stock. The conversion price shall be the lesser of (a) $0.0003 per share of our common stock or (b) Fifty Percent (50%) of the average of the three (3) lowest trade prices on three (3) separate trading days of our common stock recorded after February 8, 2017, or (c) the lowest effective price per share granted to any person or entity after February 8, 2017 to acquire our common stock or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire our common stock or outstanding our common stock equivalents, excluding any lower price per share offered to any of our officers and directors. However, the Accredited Investor may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock. The Note also contains piggyback registration rights. In the event we default under the terms of the Note, we immediately owe 150% of the principal amount then due under the Note.

On March 9, 2017, we received additional proceeds of $60,000 from the February 8, 2017 convertible promissory note.

Subsequent to December 31, 2016, we issued a total of 134,775,113 shares of our common stock in the conversion of convertible notes payable principal totaling $5,320 and accrued interest payable totaling $1,419.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2016, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was effective as at December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2016.

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

Name	Age	Position

Craig Holland	56	President, Chief Executive Officer, Chief Creative Officer, and Director

Mick Donahoo	47	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

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

During the most recent fiscal year, to the Company’s knowledge, there were no failures to timely file Section 16(a) forms

Board Meetings and Committees

During the 2016 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2016	159,600	-	-	-	-	-	-	159,600
President, CEO	2015	159,600	-	-	-	-	-	-	159,600
	2014	159,600	-	-	-	-	-	-	159,600

Mick Donahoo	2016	159,600	-	-	-	-	-	-	159,600
COO, VP	2015	159,600	-	-	-	-	-	-	159,600
	2014	159,600	-	-	-	-	-	-	159,600

Director Compensation

The following table sets forth director compensation as of for the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan. During the year ended December 31, 2016, the 2006 Stock Plan was terminated.

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Craig Holland	115,000	-	-	0.11	8/02/20	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-	-	-

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 9, 2017, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Craig Holland (2)	77,020,440	(4)	10.32%	(4)
Common Stock	Mick Donahoo (2)	64,295,734	(5)	8.62%	(5)

Common Stock	All Directors and Officers As a Group (2 persons)	141,316,174	(4)(5)	18.94%	(4)(5)

____________

(1)	Unless otherwise indicated, based on 746,059,798 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.
(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.
(4)	Mr. Holland is also the holder of promissory notes issued by us (as more fully-described in Item 13, below) that are convertible into shares of our common stock. However, because the promissory notes contain a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion and because Mr. Holland already owns more than 4.99% of our outstanding common stock, Mr. Holland is not deemed to beneficially own the conversion shares and no additional shares have been added to his share ownership in the above table.
(5)	Mr. Donahoo is also the holder of promissory notes issued by us (as more fully-described in Item 13, below) that are convertible into shares of our common stock. However, because the promissory notes contain a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion and because Mr. Donahoo already owns more than 4.99% of our outstanding common stock, Mr. Donahoo is not deemed to beneficially own the conversion shares and no additional shares have been added to his share ownership in the above table.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible Notes Payable – Related Party

As of December 31, 2016 and 2015, we had a convertible note payable to the Holland Family Trust (the “Holland Family Trust Convertible Note”) with a balance of $222,572. The Holland Family Trust Convertible Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the date of conversion. “Fixed Conversion Price” shall mean $0.00005. The promissory note contains a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which was extended to September 30, 2015 and has since been extended to December 31, 2017. As of December 31, 2016 and 2015, accrued interest related to the Holland Family Trust Convertible Note was $50,124 and $27,867, respectively.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the “Holland Transferred Convertible Note”). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which was extended to September 30, 2015 and has since been extended to December 31, 2017. As of December 31, 2016 and 2015, accrued interest related to the Holland Transferred Convertible Note was $183,228 and $101,867, respectively.

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note (the “Holland Accrued Salary Note”) and converted $186,450 of accrued salaries due to Mick Donahoo into a convertible note (the “Donahoo Accrued Salary Note”). The Holland Accrued Salary Note and the Donahoo Accrued Salary Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The promissory notes contain a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion. The maturity date of the note has been extended to December 31, 2017. As of December 31, 2016 and December 31, 2015, there was accrued interest related to each of these notes of $55,935 and $37,290, respectively.

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

The Mick Donahoo Convertible Note and the Craig Holland Convertible Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. Both promissory notes contain a limiter that disallows conversion if such conversions would cause the holder to own more than 4.99% of our outstanding common stock after the conversion. The maturity date of the notes has been extended to December 31, 2017. As of December 31, 2016 and December 31, 2015, there was accrued interest payable related to these notes totaling of $8,943 and $5,146, respectively.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of our common stock.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,836 accrued interest into 39,829,849 shares of our common stock.

On October 8, 2015, Craig Holland converted $4,607 principal and $2,028 accrued interest into 12,637,860 shares of the Company’s common stock.

On October 8, 2015, Mick Donahoo converted $4,607 principal and $2,028 accrued interest into 12,637,860 shares of the Company’s common stock.

Total accrued interest payable for the related party convertible notes was $354,165 and $209,461 as of December 31, 2016 and 2015, respectively.

Stock Options

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan, which was terminated in 2016. The options expire in August 2020.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2016 and 2015, M&K CPAS, PLLC charged us $27,700 and $27,200, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2016 and 2015, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2016 and 2015, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2016 and 2015, 100% was approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (14)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.28 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.29 (15)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.30 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.31 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.32 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.33 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.34 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.35 (13)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.36 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.37 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.38 (13)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.39 (15)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.40 (16)	License Agreement with Munzee, Inc. dated October 19, 2016

10.41 (16)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.42*	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.43*	Convertible Promissory Note with an accredited investor dated February 8, 2017

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
___________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-1/A2, filed with the Commission on October 25, 2010.

(3)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 3, 2011.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.

(5)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.

(6)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

(8)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.

(9)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on Februay 4, 2014.

(10)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(12)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(14)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(15)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

(16)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: March 31, 2017	By:	/s/ Craig Holland
	Name:	Craig Holland
	Its:	President and Chief Executive Officer

Dated: March 31, 2017	By:	/s/ Mick Donahoo
	Name:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017	By:	/s/ Craig Holland
	Name:	Craig Holland
	Its:	Director, President and Chief Executive Officer

Dated: March 31, 2017	By:	/s/ Mick Donahoo
	Name:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer, Chief Operating Officer

