Form 10-Q
period 2017-03-31
Freeze Tag, Inc.
filed 2017-05-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2017, there were 944,674,565 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED MARCH 31, 2017

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

The results for the period ended March 31, 2017 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)

Current assets:
Cash	$710	$19,934
Accounts receivable	6,551	7,745
Prepaid expenses and other current assets	4,986	5,281
Total current assets	12,247	32,960

Total assets	$12,247	$32,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$128,474	$133,083
Accrued expenses	499,502	495,473
Accrued interest payable – related party	389,845	354,165
Accrued interest payable	416,424	361,503
Unearned royalties	127,198	127,201
Notes payable	58,096	58,096
Convertible notes payable – related party	1,447,041	1,447,041
Convertible notes payable, net of discount of $210,772 and $239,402, respectively	2,134,594	1,952,734
Derivative liabilities	1,556,264	1,934,617
Total current liabilities	6,757,438	6,863,913

Total liabilities	6,757,438	6,863,913

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.00001 par value, 2,000,000,000 shares authorized, 820,236,456 and 648,436,785 shares issued and outstanding, respectively	8,202	6,484
Additional paid-in capital	4,285,179	4,259,692
Common stock payable	16,800	16,800
Accumulated deficit	(11,055,372)	(11,113,929)
Total stockholders’ deficit	(6,745,191)	(6,830,953)

Total liabilities and stockholders’ deficit	$12,247	$32,960

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$3,827	$21,777

Operating costs and expenses:
Cost of sales	29,783	57,827
Selling, general and administrative expenses	154,174	153,092

Total operating costs and expenses	183,957	210,919

Loss from operations	(180,130)	(189,142)

Other income (expense):
Interest expense, net	(209,358)	(214,674)
Gain on change in derivative liabilities	448,045	54,979

Total other income (expense)	238,687	(159,695)

Income (loss) before income taxes	58,557	(348,837)
Provision for income taxes	-	1,725

Net income (loss)	$58,557	$(350,562)

Weighted average number of common shares outstanding:
Basic	703,135,385	284,894,068
Diluted	2,000,000,000	284,894,068

Income (loss) per common share – basic and diluted	$0.00	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$58,557	$(350,562)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of debt discount to interest expense	116,937	122,213
Gain on change in derivative liabilities	(448,045)	(54,979)
Changes in operating assets and liabilities:
Accounts receivable, net	1,194	(4,534)
Prepaid expenses and other current assets	295	576
Accounts payable	(4,609)	831
Accrued expenses	4,029	1,360
Accrued interest payable – related party	35,680	35,978
Accrued interest payable	56,741	56,483
Unearned royalties	(3)	(1,686)

Net cash used by operating activities	(179,224)	(194,320)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	160,000	130,000
Proceeds from notes payable	-	29,780

Net cash provided by financing activities	160,000	159,780

Net decrease in cash	(19,224)	(34,540)
Cash at the beginning of the period	19,934	42,052

Cash at the end of the period	$710	$7,512

Non-cash transactions:
Conversion of debt to common shares	$6,770	$4,400
Conversion of accrued interest to common shares	1,820	962
Conversion of derivative liabilities to common shares	18,615	8,531
Debt discount due to derivative	88,307	106,092

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2017

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company had net income of $58,557 for the three months ended March 31, 2017 and incurred a net loss of $350,562 for the three months ended March 31, 2016. The Company has generally incurred net losses since its inception and, as of March 31, 2017, the Company’s accumulated deficit was $11,055,372. During the three months ended March 31, 2017 and the year ended December 3l, 2016, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2017. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	March 31, 2017	December 31, 2016

Accrued vacation	$70,268	$66,194
Accrued royalties	410,686	410,533
Technology payable	18,000	18,000
Other	548	746

	$499,502	$495,473

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $127,198 and $127,201 at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

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

The Company has recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, the Company accrues the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of March 31, 2017 and December 31, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return.

Convertible Notes Payable – Related Party

Convertible notes payable, related party consisted of the following at:

	March 31, 2017	December 31, 2016

Convertible note payable to the Holland Family Trust, maturing on December 31, 2017, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2017, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	6,925	6,925
Convertible note payable to Mick Donahoo, maturing on December 31, 2017, with interest at 10%	31,042	31,042

Total	$1,447,041	$1,447,041

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which was extended to December 31, 2017. As of March 31, 2017 and December 31, 2016, accrued interest related to the Holland Family Trust Convertible Note was $55,613 and $50,124, respectively.

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the “Holland Transferred Convertible Note”). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which was extended to December 31, 2017. As of March 31, 2017 and December 31, 2016, accrued interest related to the Holland Transferred Convertible Note was $283,289 and $183,228, respectively.

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

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. As of March 31, 2017 and December 31, 2016, there was $60,532 and $55,935, respectively, of accrued interest related to each of the notes.

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

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of March 31, 2017 and December 31, 2016, there was accrued interest payable related to these notes totaling $9,879 and $8,943, respectively.

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

Total accrued interest payable for the related party convertible notes was $389,845 and $354,165 as of March 31, 2017 and December 31, 2016, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non-related party consisted of the following at:

	March 31, 2017	December 31, 2016
Convertible note payable to Robert Cowdell, maturing on December 31, 2017, with interest at 10%	$61,443	$61,443
Tranche #2 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	14,966	14,966
Tranche #3 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #4 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #5 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #6 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #1 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	26,957	33,727
Tranche #2 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #3 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #4 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #5 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #6 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	100,000	100,000
Tranche #7 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #8 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	70,000	70,000

Tranche #9 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	30,000	30,000
Tranche #1 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	30,000	30,000
Tranche #2 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	40,000	40,000
Tranche #3 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	110,000	110,000
Tranche #4 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	88,000	88,000
Tranche #5 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	90,000	90,000
Tranche #6 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	90,000	90,000
Tranche #1 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	65,000	65,000
Tranche #2 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	65,000	65,000
Tranche #3 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	60,000	60,000
Tranche #4 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000
Tranche #5 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000
Tranche #6 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	55,000	55,000
Tranche #7 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	25,000	25,000
Tranche #8 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	55,000	55,000

Tranche #9 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000
Tranche #1 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	60,000	60,000
Tranche #2 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000
Tranche #3 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	55,000	55,000
Tranche #4 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	27,000	27,000
Tranche #5 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	10,000	10,000
Tranche #6 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	48,000	48,000
Tranche #7 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	24,000	24,000
Tranche #8 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000
Tranche #9 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000
Tranche #10 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000
Tranche #11 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000
Tranche #12 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000
Tranche #13 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	-
Tranche #1 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	55,000	-
Tranche #2 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	60,000	-

Total	2,345,366	2,192,136

Less discount	(210,772)	(239,402)

Net	$2,134,594	$1,952,734

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The maturity date of the note has been extended to December 31, 2017. The Convertible Cowdell Note had accrued interest of $19,948 and $18,433 as of March 31, 2017 and December 31, 2016, respectively.

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

The $500,000 principal amount convertible note dated December 20, 2013 to an accredited investor (“Accredited Investor #1”) with an outstanding balance of $214,966 at March 31, 2017 was funded in $50,000 tranches in January, February, March, April and May 2014. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than December 20, 2018.

The $500,000 principal amount convertible note dated June 25, 2014 to an accredited investor (“Accredited Investor #2”) with an outstanding balance of $476,957 at March 31, 2017 was funded in $50,000 tranches in June, July, August, September, October, and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, and $30,000 in February 2015. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, with the maturity date subsequently extended to June 25, 2017.

The $500,000 principal amount convertible note dated February 11, 2015 to Accredited Investor #2 with an outstanding balance of $448,000 at March 31, 2017 was funded by tranches of $30,000 in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015, $90,000 in May and June 2015. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than February 11, 2020.

The $500,000 principal amount convertible note dated July 28, 2015 to Accredited Investor #2 with an outstanding balance of $475,000 at March 31, 2017 was funded by tranches of $65,000 in July and August 2015, $60,000 in September 2015, $50,000 in October and November 2015, $55,000 in December 2015, $25,000 in January 2016, $55,000 in February 2016, and $50,000 in March 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than July 28, 2020.

The $600,000 principal amount convertible note, dated April 7, 2016 and amended on January 18, 2017, to Accredited Investor #2 with an outstanding balance of $554,000 at March 31, 2017 was funded by tranches of $60,000 in April 2016, $45,000 in May 2016, $55,000, $27,000 and $10,000 in June 2016, $48,000 and $24,000 in July 2016, $50,000 in August 2016, $50,000 in September 2016, $50,000 in October 2016 and $45,000 in November and December 2016 and $45,000 in July 2017. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note was extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than April 7, 2021.

The $500,000 principal amount convertible note, dated February 8, 2017 to Accredited Investor #2 with an outstanding balance of $115,000 at March 31, 2017, was funded by tranches of $55,000 in February 2017 and $60,000 in April 2017. The note is convertible into Company common stock at the lesser of (a) $0.0003 per share, (b) 50% of the average three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note or (c) the lowest effective price per share granted to any person or entity after the Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. Because of these and other variable features of the note, the Company considers the conversion feature to be a derivative liability. The maturity date of the note February 8, 2017.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The January 2014 note had accrued interest of $5,258 and $4,025 as of March 31, 2017 and December 31, 2016, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The February 2014 note had accrued interest of $15,562 and $14,329 as of March 31, 2017 and December 31, 2016, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The March 2014 note had accrued interest of $15,068 and $13,836 as of March 31, 2017 and December 31, 2016, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The April 2014 note had accrued interest of $14,658 and $13,425 as of March 31, 2017 and December 31, 2016, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The May 2014 note had accrued interest of $13,437 and $13,068 as of March 31, 2017 and December 31, 2016, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The June 2014 note had accrued interest of $7,431 and $8,470 as of March 31, 2017 and December 31, 2016, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The July 2014 note had accrued interest of $13,534 and $12,301 as of March 31, 2017 and December 31, 2016, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The August 2014 note had accrued interest of $13,068 and $11,836 as of March 31, 2017 and December 31, 2016, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The September 2014 note had accrued interest of $12,671 and $11,438 as of March 31, 2017 and December 31, 2016, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The October 2014 note had accrued interest of $12,301 and $11,068 as of March 31, 2017 and December 31, 2016, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The November 2014 note had accrued interest of $24,110 and $21,644 as of March 31, 2017 and December 31, 2016, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The December 2014 note had accrued interest of $11,411 and $10,178 as of March 31, 2017 and December 31, 2016, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The January 2015 note had accrued interest of $15,477 and $13,751 as of March 31, 2017 and December 31, 2016, respectively.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The first February 2015 note had accrued interest of $6,411 and $5,671 as of March 31, 2017 and December 31, 2016, respectively.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The second February 2015 note had accrued interest of $6,409 and $5,669 as of March 31, 2017 and December 31, 2016, respectively.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The third February 2015 note had accrued interest of $12,575 and $11,096 as of March 31, 2017 and December 31, 2016, respectively.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The March 2015 note had accrued interest of $22,663 and $19,951 as of March 31, 2017 and December 31, 2016, respectively.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The April 2015 note had accrued interest of $17,214 and $15,044 as of March 31, 2017 and December 31, 2016, respectively.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The May 2015 note had accrued interest of $16,742 and $14,523 as of March 31, 2017 and December 31, 2016, respectively.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The June 2015 note had accrued interest of $15,953 and $13,734 as of March 31, 2017 and December 31, 2016, respectively.

The July 2015 derivative was valued as of July 28, 2015 at $38,600, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The July 2015 note had accrued interest of $10,899 and $9,296 as of March 31, 2017 and December 31, 2016, respectively.

The August 2015 derivative was valued as of August 21, 2015 at $37,269, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The August 2015 note had accrued interest of $10,471 and $8,869 as of March 31, 2017 and December 31, 2016, respectively.

The September 2015 derivative was valued as of September 24, 2015 at $37,820, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The September 2015 note had accrued interest of $9,866 and $8,263 as of March 31, 2017 and December 31, 2016, respectively.

The October 2015 derivative was valued as of October 23, 2015 at $35,290, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The October 2015 note had accrued interest of $7,192 and $5,959 as of March 31, 2017 and December 31, 2016, respectively.

The November 2015 derivative was valued as of November 30, 2015 at $36,448, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The November 2015 note had accrued interest of $6,671 and $5,438 as of March 31, 2017 and December 31, 2016, respectively.

The December 2015 derivative was valued as of December 21, 2015 at $37,163, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The December 2015 note had accrued interest of $7,022 and $5,666 as of March 31, 2017 and December 31, 2016, respectively.

The January 2016 derivative was valued as of January 22, 2016 at $30,855, of which $25,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at March 31, 2017. The January 2016 note had accrued interest of $2,973 and $2,357 as of March 31, 2017 and December 31, 2016, respectively.

The February 2016 derivative was valued as of February 8, 2016 at $37,835, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The February 2016 note had accrued interest of $6,270 and $4,914 as of March 31, 2017 and December 31, 2016, respectively.

The March 2016 derivative was valued as of March 7, 2016 at $37,402, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at March 31, 2017. The March 2016 note had accrued interest of $5,318 and $4,085 as of March 31, 2017 and December 31, 2016, respectively.

The April 2016 derivative was valued as of April 7, 2016 at $53,978, which was recorded as a debt discount. During the three months ended March 31, 2017, $13,310 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $1,035. The April 2016 note had accrued interest of $5,873 and $4,393 as of March 31, 2017 and December 31, 2016, respectively.

The May 2016 derivative was valued as of May 10, 2016 at $47,249, of which $45,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the three months ended March 31, 2017, $11,096 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $4,931. The May 2016 note had accrued interest of $4,011 and $2,902 as of March 31, 2017 and December 31, 2016, respectively.

The first June 2016 derivative was valued as of June 6, 2016 at $48,678, which was recorded as a debt discount. During the three months ended March 31, 2017, $12,003 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $8,935. The first June 2016 note had accrued interest of $4,497 and $3,142 as of March 31, 2017 and December 31, 2016, respectively.

The second June 2016 derivative was valued as of June 9, 2016 at $35,935, of which $27,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the three months ended March 31, 2017, $6,658 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $5,178. The second June 2016 note had accrued interest of $2,178 and $1,512 as of March 31, 2017 and December 31, 2016, respectively.

The third June 2016 derivative was valued as of June 30, 2016 at $14,630, of which $10,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the three months ended March 31, 2017, $2,466 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $2,493. The third June 2016 note had accrued interest of $752 and $506 as of March 31, 2017 and December 31, 2016, respectively.

The first July 2016 derivative was valued as of July 13, 2016 at $46,259, which was recorded as a debt discount. During the three months ended March 31, 2017, $11,406 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $13,181. The first July 2016 note had accrued interest of $3,439 and $2,256 as of March 31, 2017 and December 31, 2016, respectively.

The second July 2016 derivative was valued as of July 21, 2016 at $32,140, of which $24,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the three months ended March 31, 2017, $5,918 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $7,364. The second July 2016 note had accrued interest of $1,667 and $1,075 as of March 31, 2017 and December 31, 2016, respectively.

The August 2016 derivative was valued as of August 15, 2016 at $20,723, which was recorded as a debt discount. During the three months ended March 31, 2017, $5,110 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $7,778. The August 2016 note had accrued interest of $3,132 and $1,899 as of March 31, 2017 and December 31, 2016, respectively.

The September 2016 derivative was valued as of September 13, 2016 at $21,612, which was recorded as a debt discount. During the three months ended March 31, 2017, $5,329 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $9,829. The September 2016 note had accrued interest of $2,736 and $1,503 as of March 31, 2017 December 31, 2016, respectively.

The October 2016 derivative was valued as of October 11, 2016 at $52,130, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the three months ended March 31, 2017, $12,329 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $26,575. The October 2016 note had accrued interest of $2,353 and $1,120 as of March 31, 2017 and December 31, 2016, respectively.

The November 2016 derivative was valued as of November 15, 2016 at $43,444, which was recorded as a debt discount. During the three months ended March 31, 2017, $10,712 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $27,257. The November 2016 note had accrued interest of $1,687 and $578 as of March 31, 2017 and December 31, 2016, respectively.

The December 2016 derivative was valued as of December 13, 2016 at $29,988, which was recorded as a debt discount. During the three months ended March 31, 2017, $7,394 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $21,115. The December 2016 note had accrued interest of $1,343 and $234 as of March 31, 2017 and December 31, 2016, respectively.

The January 2017 derivative was valued as of January 11, 2017 at $38,071, which was recorded as a debt discount. During the three months ended March 31, 2017, $8,240 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $29,831. The January 2017 note had accrued interest of $984 as of March 31, 2017.

The February 2017 derivative was valued as of February 8, 2017 at $24,398, which was recorded as a debt discount. During the three months ended March 31, 2017, $3,409 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $20,989. The February 2017 note had accrued interest of $766 as of March 31, 2017.

The March 2017 derivative was valued as of March 9, 2017 at $25,838, which was recorded as a debt discount. During the three months ended March 31, 2017, $1,557 was amortized from the debt discount. The debt discount had a balance at March 31, 2017 of $24,281. The March 2017 note had accrued interest of $377 as of March 31, 2017.

Total accrued interest payable for the non-related party convertible notes was $416,424 and $361,503 as of March 31, 2017 and December 31, 2016, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $209,358 and $214,674 for the three months ended March 31, 2017 and 2016, respectively.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis as of March 31, 2017 and December 31, 2016:

March 31, 2017	Total	Level 1	Level 2	Level 3	Gains (Losses)

Derivative liabilities	$1,556,264	$-	$-	$1,556,264	$448,045

December 31, 2016	Total	Level 1	Level 2	Level 3	Gains (Losses)

Derivative liabilities	$1,934,617	$-	$-	$1,934,617	$(616,286)

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 4, the Company issued convertible notes payable to non-related parties that contain anti-dilutive, or down round, price protection and other variable features. Pursuant to ASC 815-15, Embedded Derivatives, and ASC 815-40, Contracts in Entity’s Own Equity, the Company recorded a derivative liability for the price protection provisions issued within the convertible debt transactions.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At March 31, 2017 and December 31, 2016, the Company recorded current derivative liabilities of $1,556,264 and $1,934,617, respectively. The net change in fair value of the derivative liabilities resulted in gains of $448,045 and $54,979 for the three months ended March 31, 2017 and 2016, respectively, which are reported as other income in the condensed statements of operations.

The following table presents details of the Company’s derivative liabilities for the three months ended March 31, 2017:

Balance, December 31, 2016	$1,934,617
Increases in derivative value due to new issuances of notes	88,307
Derivative adjustment due to debt conversion	(18,615)
Change in fair value of derivative liabilities	(448,045)

Balance, March 31, 2017	$1,556,264

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value

•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 336% to 420%

See Note 5 for a discussion of fair value measurements.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Issuances

The Company is authorized to issue up to 2,000,000,000 shares of its $0.00001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of March 31, 2017 and December 31, 2016, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

During the three months ended March 31, 2017, the Company issued a total of 171,799,671 shares of its common stock to an accredited investor in conversion of $6,770 principal and $1,820 accrued interest payable at a conversion price of $0.00045 per share and settled $18,615 of derivative liabilities. As a result of the debt conversion and derivative settlement, common stock was increased by $1,718 and additional paid-in capital was increased by $25,487.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of March 31, 2017, there were 560,000 stock options outstanding under the 2006 Stock Option Plan.

The Company did not grant any stock options or warrants during the three months ended March 31, 2017, and did not record any stock-based compensation expense during the three months ended March 31, 2017 and 2016.

A summary of the status of the options and warrants issued by the Company as of March 31, 2017, and changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2016	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2017	560,000	$0.10

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

For the three months ended March 31, 2017, potential dilutive securities included 1,296,864,615 shares issuable for convertible debt, using the treasury stock method. For the three months ended March 31, 2016, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,447,041 as of March 31, 2017 and December 31, 2016. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $389,845 and $354,165 as of March 31, 2017 and December 31, 2016, respectively.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company issued a total of 124,438,109 shares of common stock in the conversion of convertible notes payable principal totaling $4,855 and accrued interest payable totaling $1,367.

On April 12, 2017, the Company received additional proceeds of $55,000 from the February 8, 2017 Convertible Promissory Note to an Accredited Investor. The note bears interest at 10% per annum and matures 12 months from its effective date.

On May 9, 2017, the Company received additional proceeds of $55,000 from the February 8, 2017 Convertible Promissory Note to an Accredited Investor. The note bears interest at 10% per annum and matures 12 months from its effective date.

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

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

During our most recent fiscal quarter ended March 31, 2017, we generated revenues of $3,827 from the sales of our games or in-app purchases in our games compared to $21,777 for the fiscal quarter ended March 31, 2016. The decrease in revenues stems from a decline in revenue for the Kitty Pawp game which was responsible for the majority of the sales of Q1 2016.

In Q1 of 2017, we continued the steady flow of new games by using some existing game frameworks and working with outside developers. As a result, we launched 4 new mobile games and one version of an existing game (Kitty Pawp) between January and March 31, 2017:

•	Jelly Drop! – January 3, 2017
•	Zoom Trivia - Food Edition – January 23, 2017
•	Kitty Pawp: Free Bubble Shooter Featuring Garfield (Asian Language edition) – January 26, 2017 through publishing partner Chorus Worldwide
•	Clouds - Free Flying Paper Airplane Game – February 8, 2017
•	Alpha Bunny - Easter Egg Word Hunt – March 28, 2017

As we continue to monitor trends in the mobile gaming industry, we are researching and pursuing new types of games that consumers find engaging and fun. For example, in July of 2016, mobile game developer Niantic introduced a new type of game that combined Augmented Reality and Location. This game was the very successful Pokemon Go, which generated gross revenues of $950 million in 2016 according to app research firm App Annie.

Soon after Pokemon Go was launched, we embarked on development of new augmented reality location-based games. In April 2017, we publicly announced the soft launch (single territory) of our first Augmented Reality Location-Based game, Garfield GO! in Australia.

We continue to pursue opportunities to grow the company through acquisition. We feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders.

Results of Operations

Revenues

Our revenues decreased $17,950 to $3,827 for the three months ended March 31, 2017 from $21,777 for the three months ended March 31, 2016. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release. Previously, the majority of our released game titles were "pay-per-download", where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. We anticipate the vast majority of our revenue in future years will be derived from consumers making in-game purchases in one of our free-to-play games and that revenue from consumers paying to download a game will be minimal.

Operating Costs and Expenses

Our cost of sales decreased $28,044 to $29,783 for the three months ended March 31, 2017 from $57,827 for the three months ended March 31, 2016 due to fewer new titles that we have in development. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design.

Our current year selling, general and administrative expenses were relatively constant compared to the prior year. Our selling, general and administrative expenses increased $1,082 to $154,174 for the three months ended March 31, 2017 from $153,092 for the three months ended March 31, 2016.

Other Income (Expense)

Our interest expense decreased $5,316 to $209,358 for the three months ended March 31, 2017 from $214,674 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we continued to increase our convertible debt and the related debt discount that is amortized to interest expense. However, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized in prior periods.

Our estimate of the fair value of the derivative liabilities for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. Our derivative liabilities also increase with the increase in our convertible debt. We reported a gain on change in derivative liabilities of $448,045 and $54,979 for the three months ended March 31, 2017 and 2016, respectively.

Provision for Income Taxes

Currently our provision for income taxes is not material to our operations, and is comprised of minimum state income taxes, recognized in the period when paid.

Net Loss

As a result of the above, we reported net income of $58,557 and a net loss of $350,562 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Introduction

As of March 31, 2017, we had current assets of $12,247 and current liabilities of $6,757,438, resulting in a working capital deficit and total stockholders’ deficit of $6,745,191. In addition, we had an accumulated deficit of $11,055,372 at March 31, 2017. Our current liabilities and working capital deficit are negatively impacted by our derivative liabilities, which had a balance of $1,556,264. We do not believe, however, that our derivative liabilities will require cash to be extinguished.

During the three months ended March 31, 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of March 31, 2017 was $710, and our monthly cash flow burn rate is currently approximately $60,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $179,224 in operating activities for the three months ended March 31, 2017 as a result of our net income of $58,557, non-cash expense of $116,937, decreases in accounts receivable of $1,194 and prepaid expenses and other current assets of $295, and increases in accrued expenses of $4,029, accrued interest payable – related party of $35,680 and accrued interest payable of $56,741, partially offset by non-cash gain of $448,045 and decreases in accounts payable of $4,609 and unearned royalties of $3.

By comparison, we used net cash of $194,320 in operating activities for the three months ended March 31, 2017 as a result of our net loss of $350,562, non-cash gain of $54,979, increase in accounts receivable of $4,534 and decrease in unearned royalties of $1,686, partially offset by non-cash expense of $122,213, decrease in prepaid expenses and other current assets of $576, and increases in accounts payable of $831, accrued expenses of $1,360, accrued interest payable – related party of $35,978 and accrued interest payable of $56,483.

We had no net cash provided by or used in investing activities for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, we had net cash provided by financing activities of $160,000, comprised of proceeds from convertible notes payable. We had net cash provided by financing activities of $159,780 for the three months ended March 31, 2016, comprised of proceeds from note payable of $29,780 and proceeds from convertible notes payable of $130,000.

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

We recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, we accrue the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of March 31, 2017, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return, net of repayments.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgments that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable and actual results may differ. For further information on our significant accounting policies see the notes to our condensed financial statements included in this filing and Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to our significant accounting policies since December 31, 2016.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2017, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we had the following unregistered sales of equity securities:

During the three months ended March 31, 2017, we issued a total of 171,799,671 shares of our common stock to a non-affiliate holder of one of our outstanding convertible promissory notes pursuant to notices of conversion submitted to us from the holder notifying us of their election to convert a total of $6,770 principal and $1,820 interest due under the promissory note into the shares. Due to the length of time since the holder lent us the funds and that the holder has held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (14)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.28 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.29 (15)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.30 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.31 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.32 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.33 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.34 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.35 (13)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.36 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.37 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.38 (13)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.39 (15)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.40 (16)	License Agreement with Munzee, Inc. dated October 19, 2016

10.41 (16)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.42 (17)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.43 (17)	Convertible Promissory Note with an accredited investor dated February 8, 2017

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

__________

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

(13) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(14) Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(15) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

(16) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

(17) Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: May 15, 2017	By:	/s/ Craig Holland
Craig Holland
	Its:	President and Chief Executive Officer

