Form 10-Q
period 2017-06-30
Freeze Tag, Inc.
filed 2017-08-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2017, there were 1,088,339,948 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED JUNE 30, 2017

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

The results for the periods ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$11,502	$19,934
Accounts receivable	7,778	7,745
Prepaid expenses and other current assets	4,673	5,281
Total current assets	23,953	32,960

Total assets	$23,953	$32,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$120,252	$133,083
Accrued expenses	508,413	495,473
Accrued interest payable – related party	425,922	354,165
Accrued interest payable	469,611	361,503
Unearned royalties	127,192	127,201
Notes payable	58,096	58,096
Convertible notes payable – related party	1,447,041	1,447,041
Convertible notes payable, net of discount of $237,052 and $239,402, respectively	2,265,679	1,952,734
Derivative liabilities	4,816,164	1,934,617
Total current liabilities	10,238,370	6,863,913

Total liabilities	10,238,370	6,863,913

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.00001 par value, 2,000,000,000 shares authorized, 1,088,339,948 and 648,436,785 shares issued and outstanding, respectively	10,883	6,484
Additional paid-in capital	4,319,446	4,259,692
Common stock payable	16,800	16,800
Accumulated deficit	(14,561,546)	(11,113,929)
Total stockholders’ deficit	(10,214,417)	(6,830,953)

Total liabilities and stockholders’ deficit	$23,951	$32,960

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$4,880	$25,048	$8,707	$46,825

Operating costs and expenses:
Cost of sales	26,214	89,171	55,997	146,998
Selling, general and administrative expenses	135,442	140,037	289,616	293,129

Total operating costs and expenses	161,656	229,208	345,613	440,127

Loss from operations	(156,776)	(204,160)	(336,906)	(393,302)

Other income (expense):
Interest expense, net	(215,250)	(227,372)	(424,608)	(442,046)
Gain (loss) on change in derivative liabilities	(3,132,948)	139,297	(2,684,903)	194,276

Total other income (expense)	(3,348,198)	(88,075)	(3,109,511)	(247,770)

Loss before income taxes	(3,504,974)	(292,235)	(3,446,417)	(641,072)
Provision for income taxes	-	641	1,200	2,366

Net loss	$(3,504,974)	$(292,876)	$(3,447,617)	$(643,438)

Weighted average number of common shares outstanding – basic and diluted	946,097,580	297,305,853	825,287,649	291,099,961

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,447,617)	$(643,438)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount to interest expense	239,539	253,777
Loss (gain) on change in derivative liabilities	2,684,903	(194,276)
Changes in operating assets and liabilities:
Accounts receivable	(33)	779
Prepaid expenses and other current assets	608	794
Accounts payable	(12,831)	(4,956)
Accrued expenses	12,940	3,557
Accrued interest payable – related party	71,757	71,956
Accrued interest payable	113,311	109,310
Unearned royalties	(9)	(3,495)

Net cash used by operating activities	(337,432)	(405,992)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	329,000	327,000
Proceeds from notes payable	-	58,096

Net cash provided by financing activities	329,000	385,096

Net decrease in cash	(8,432)	(20,896)
Cash at the beginning of the period	19,934	42,052

Cash at the end of the period	$11,502	$21,156

Non-cash transactions:
Conversion of debt to common shares	$18,405	$6,400
Conversion of accrued interest to common shares	5,203	1,318
Conversion of derivative liabilities to common shares	40,545	12,811
Debt discount due to derivative	237,189	284,893

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2017

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $3,447,617 and $643,438 for the six months ended June 30, 2017 and 2016, respectively. The Company has generally incurred net losses since its inception and, as of June 30, 2017, the Company’s accumulated deficit was $14,561,546. During the six months ended June 30, 2017 and the year ended December 3l, 2016, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2017. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	June 30, 2017	December 31, 2016

Accrued vacation	$71,686	$66,194
Accrued royalties	411,452	410,533
Technology payable	18,000	18,000
Other	7,275	746

	$508,413	$495,473

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $127,192 and $127,201 at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

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

The Company has recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, the Company accrues the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of June 30, 2017 and December 31, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return.

Convertible Notes Payable – Related Party

Convertible notes payable, related party consisted of the following at:

	June 30, 2017	December 31, 2016
Convertible note payable to the Holland Family Trust, maturing on December 31, 2017, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2017, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	6,925	6,925
Convertible note payable to Mick Donahoo, maturing on December 31, 2017, with interest at 10%	31,042	31,042

Total	$1,447,041	$1,447,041

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which was extended to December 31, 2017. As of June 30, 2017 and December 31, 2016, accrued interest related to the Holland Family Trust Convertible Note was $61,161 and $50,124, respectively. Subsequent to June 30, 2017, the Company and the Holland Family Trust entered into an agreement to convert the principal balance of the Holland Family Trust Convertible Note into common shares of the Company and waive the accrued interest payable (see Note 11).

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland (the “Holland Transferred Convertible Note”). The Holland Transferred Convertible Note retains the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which was extended to December 31, 2017. As of June 30, 2017 and December 31, 2016, accrued interest related to the Holland Transferred Convertible Note was $223,573 and $183,228, respectively. Subsequent to June 30, 2017, the Company and Craig Holland entered into an agreement to convert the principal balance of the Holland Transferred Convertible Note into common shares of the Company and waive the accrued interest payable (see Note 11).

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

The Company evaluated the Holland Accrued Salary Note and the Donahoo Accrued Salary Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the conversion feature does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. As of June 30, 2017 and December 31, 2016, there was $65,181 and $55,935, respectively, of accrued interest related to each of the notes. Subsequent to June 30, 2017, the terms of the Holland Accrued Salary Note and the Donahoo Accrued Salary Note were amended (see Note 11).

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

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of June 30, 2017 and December 31, 2016, there was accrued interest payable related to these notes totaling $10,825 and $8,943, respectively.

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

Effective October 15, 2015, the Company entered into an Amendment to Convertible Promissory Note with each of Craig Holland and Mick Donahoo with respect to the Craig Holland Convertible Note and the Mick Donahoo Convertible Note. The parties agreed to modify the terms of the notes such that in the event the lender issues a valid conversion notice and the conversion notice results in a conversion price less than the then-par value of the Company's common stock, the conversion will be effected at par value with additional principal amounts added to the note equal to the value of the common shares that were not able to be issued due to the conversion price being less than the par value of the Company's common stock. As the amendment did not alter the shares received by converting the notes, no additional value was recorded by the Company as a result of these amendments. Subsequent to June 30, 2017, the Company and Messrs. Donahoo and Holland entered into agreements to convert the principal balance of the Mick Donahoo Convertible Note and the Craig Holland Convertible Note into common shares of the Company and waive the accrued interest payable (see Note 11).

Total accrued interest payable for the related party convertible notes was $425,922 and $354,165 as of June 30, 2017 and December 31, 2016, respectively.

Convertible Notes Payable – Non-Related Party

Convertible notes payable – non-related party consisted of the following at:

	June 30, 2017	December 31, 2016
Convertible note payable to Robert Cowdell, maturing on December 31, 2017, with interest at 10%	$61,443	$61,443

Tranche #2 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	14,966	14,966

Tranche #3 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000

Tranche #4 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000

Tranche #5 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000

Tranche #6 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000

Tranche #1 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	15,322	33,727

Tranche #2 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000

Tranche #3 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000

Tranche #4 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000

Tranche #5 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000

Tranche #6 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	100,000	100,000

Tranche #7 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000

Tranche #8 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	70,000	70,000

Tranche #9 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	30,000	30,000

Tranche #1 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	30,000	30,000

Tranche #2 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	40,000	40,000

Tranche #3 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	110,000	110,000

Tranche #4 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	88,000	88,000

Tranche #5 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	90,000	90,000

Tranche #6 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	90,000	90,000

Tranche #1 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	65,000	65,000

Tranche #2 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	65,000	65,000

Tranche #3 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	60,000	60,000

Tranche #4 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000

Tranche #5 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000

Tranche #6 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	55,000	55,000

Tranche #7 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	25,000	25,000

Tranche #8 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	55,000	55,000

Tranche #9 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000

Tranche #1 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	60,000	60,000

Tranche #2 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000

Tranche #3 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	55,000	55,000

Tranche #4 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	27,000	27,000

Tranche #5 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	10,000	10,000

Tranche #6 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	48,000	48,000

Tranche #7 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	24,000	24,000

Tranche #8 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000

Tranche #9 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000

Tranche #10 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000

Tranche #11 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000

Tranche #12 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000

Tranche #13 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	-

Tranche #1 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	55,000	-

Tranche #2 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	60,000	-

Tranche #3 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	55,000	-

Tranche #4 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	55,000	-

Tranche #5 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	59,000	-

Total	2,502,731	2,192,136

Less discount	(237,052)	(239,402)

Net	$2,265,679	$1,952,734

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The maturity date of the note has been extended to December 31, 2017. The Convertible Cowdell Note had accrued interest of $21,480 and $18,433 as of June 30, 2017 and December 31, 2016, respectively.

The Company evaluated the Convertible Cowdell Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreement modified the debt to make it convertible into common stock of the Company. Subsequent to June 30, 2017, the Company and Mr. Cowdell entered into an agreement to convert the principal balance of the Convertible Cowdell Note into common shares of the Company and waive the accrued interest payable (see Note 11).

The $500,000 principal amount convertible note dated December 20, 2013 to an accredited investor (“Accredited Investor #1”) with an outstanding balance of $214,966 at March 31, 2017 was funded in $50,000 tranches in January, February, March, April and May 2014. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than December 20, 2018. Subsequent to June 30, 2017, the Company and Accredited Investor #1 entered into an agreement to convert the principal balance of the note into preferred shares of the Company and waive the accrued interest payable (see Note 11).

The $500,000 principal amount convertible note dated June 25, 2014 to an accredited investor (“Accredited Investor #2”) with an outstanding balance of $476,957 at March 31, 2017 was funded in $50,000 tranches in June, July, August, September, October, and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, and $30,000 in February 2015. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, with the maturity date subsequently extended to June 25, 2017. Subsequent to June 30, 2017, the Company and Accredited Investor #2 entered into an agreement to convert the principal balance of the note into preferred shares of the Company and waive the accrued interest payable (see Note 11).

The $500,000 principal amount convertible note dated February 11, 2015 to Accredited Investor #2 with an outstanding balance of $448,000 at March 31, 2017 was funded by tranches of $30,000 in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015, $90,000 in May and June 2015. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than February 11, 2020. Subsequent to June 30, 2017, the Company and Accredited Investor #2 entered into an agreement to convert the principal balance of the note into preferred shares of the Company and waive the accrued interest payable (see Note 11).

The $500,000 principal amount convertible note dated July 28, 2015 to Accredited Investor #2 with an outstanding balance of $475,000 at March 31, 2017 was funded by tranches of $65,000 in July and August 2015, $60,000 in September 2015, $50,000 in October and November 2015, $55,000 in December 2015, $25,000 in January 2016, $55,000 in February 2016, and $50,000 in March 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than July 28, 2020. Subsequent to June 30, 2017, the Company and Accredited Investor #2 entered into an agreement to convert the principal balance of the note into preferred shares of the Company and waive the accrued interest payable (see Note 11).

The $600,000 principal amount convertible note, dated April 7, 2016 and amended on January 18, 2017, to Accredited Investor #2 with an outstanding balance of $554,000 at March 31, 2017 was funded by tranches of $60,000 in April 2016, $45,000 in May 2016, $55,000, $27,000 and $10,000 in June 2016, $48,000 and $24,000 in July 2016, $50,000 in August 2016, $50,000 in September 2016, $50,000 in October 2016 and $45,000 in November and December 2016 and $45,000 in July 2017. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note was extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than April 7, 2021. Subsequent to June 30, 2017, the Company and Accredited Investor #2 entered into an agreement to convert the principal balance of the note into preferred shares of the Company and waive the accrued interest payable (see Note 11).

The $500,000 principal amount convertible note, dated February 8, 2017 to Accredited Investor #2 with an outstanding balance of $115,000 at March 31, 2017, was funded by tranches of $55,000 in February 2017 and $60,000 in April 2017. The note is convertible into Company common stock at the lesser of (a) $0.0003 per share, (b) 50% of the average three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note or (c) the lowest effective price per share granted to any person or entity after the Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. Because of these and other variable features of the note, the Company considers the conversion feature to be a derivative liability. The maturity date of the note February 8, 2017. Subsequent to June 30, 2017, the Company and Accredited Investor #2 entered into an agreement to convert the principal balance of the note owing on September 30, 2017 into preferred shares of the Company and waive the accrued interest payable (see Note 11).

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The January 2014 note had accrued interest of $7,247 and $4,025 as of June 30, 2017 and December 31, 2016, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The February 2014 note had accrued interest of $16,808 and $14,329 as of June 30, 2017 and December 31, 2016, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The March 2014 note had accrued interest of $16,315 and $13,836 as of June 30, 2017 and December 31, 2016, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The April 2014 note had accrued interest of $15,904 and $13,425 as of June 30, 2017 and December 31, 2016, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The May 2014 note had accrued interest of $13,068 and $13,068 as of June 30, 2017 and December 31, 2016, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The June 2014 note had accrued interest of $5,420 and $8,470 as of June 30, 2017 and December 31, 2016, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The July 2014 note had accrued interest of $14,781 and $12,301 as of June 30, 2017 and December 31, 2016, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The August 2014 note had accrued interest of $14,301 and $11,836 as of June 30, 2017 and December 31, 2016, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The September 2014 note had accrued interest of $13,918 and $11,438 as of June 30, 2017 and December 31, 2016, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The October 2014 note had accrued interest of $13,548 and $11,068 as of June 30, 2017 and December 31, 2016, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The November 2014 note had accrued interest of $26,630 and $21,644 as of June 30, 2017 and December 31, 2016, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The December 2014 note had accrued interest of $12,658 and $10,178 as of June 30, 2017 and December 31, 2016, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The January 2015 note had accrued interest of $17,222 and $13,751 as of June 30, 2017 and December 31, 2016, respectively.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The first February 2015 note had accrued interest of $7,159 and $5,671 as of June 30, 2017 and December 31, 2016, respectively.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The second February 2015 note had accrued interest of $7,157 and $5,669 as of June 30, 2017 and December 31, 2016, respectively.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The third February 2015 note had accrued interest of $9,381 and $11,096 as of June 30, 2017 and December 31, 2016, respectively.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The March 2015 note had accrued interest of $25,405 and $19,951 as of June 30, 2017 and December 31, 2016, respectively.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The April 2015 note had accrued interest of $19,408 and $15,044 as of June 30, 2017 and December 31, 2016, respectively.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The May 2015 note had accrued interest of $18,986 and $14,523 as of June 30, 2017 and December 31, 2016, respectively.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The June 2015 note had accrued interest of $18,197 and $13,734 as of June 30, 2017 and December 31, 2016, respectively.

The July 2015 derivative was valued as of July 28, 2015 at $38,600, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The July 2015 note had accrued interest of $12,519 and $9,296 as of March 31, 2017 and December 31, 2016, respectively.

The August 2015 derivative was valued as of August 21, 2015 at $37,269, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The August 2015 note had accrued interest of $12,092 and $8,869 as of June 30, 2017 and December 31, 2016, respectively.

The September 2015 derivative was valued as of September 24, 2015 at $37,820, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The September 2015 note had accrued interest of $10,603 and $8,263 as of June 30, 2017 and December 31, 2016, respectively.

The October 2015 derivative was valued as of October 23, 2015 at $35,290, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The October 2015 note had accrued interest of $8,438 and $5,959 as of June 30, 2017 and December 31, 2016, respectively.

The November 2015 derivative was valued as of November 30, 2015 at $36,448, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The November 2015 note had accrued interest of $7,918 and $5,438 as of June 30, 2017 and December 31, 2016, respectively.

The December 2015 derivative was valued as of December 21, 2015 at $37,163, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The December 2015 note had accrued interest of $8,393 and $5,666 as of June 30, 2017 and December 31, 2016, respectively.

The January 2016 derivative was valued as of January 22, 2016 at $30,855, of which $25,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at June 30, 2017. The January 2016 note had accrued interest of $3,596 and $2,357 as of June 30, 2017 and December 31, 2016, respectively.

The February 2016 derivative was valued as of February 8, 2016 at $37,835, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The February 2016 note had accrued interest of $7,641 and $4,914 as of June 30, 2017 and December 31, 2016, respectively.

The March 2016 derivative was valued as of March 7, 2016 at $37,402, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The March 2016 note had accrued interest of $6,564 and $4,085 as of June 30, 2017 and December 31, 2016, respectively.

The April 2016 derivative was valued as of April 7, 2016 at $53,978, which was recorded as a debt discount. During the six months ended June 30, 2017, $14,345 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The April 2016 note had accrued interest of $7,369 and $4,393 as of June 30, 2017 and December 31, 2016, respectively.

The May 2016 derivative was valued as of May 10, 2016 at $47,249, of which $45,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2017, $16,027 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The May 2016 note had accrued interest of $5,133 and $2,902 as of June 30, 2017 and December 31, 2016, respectively.

The first June 2016 derivative was valued as of June 6, 2016 at $48,678, which was recorded as a debt discount. During the six months ended June 30, 2017, $20,938 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The first June 2016 note had accrued interest of $5,868 and $3,142 as of June 30, 2017 and December 31, 2016, respectively.

The second June 2016 derivative was valued as of June 9, 2016 at $35,935, of which $27,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2017, $11,836 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The second June 2016 note had accrued interest of $2,851 and $1,512 as of June 30, 2017 and December 31, 2016, respectively.

The third June 2016 derivative was valued as of June 30, 2016 at $14,630, of which $10,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2017, $4,959 was amortized from the debt discount. The debt discount was fully amortized to interest expense at June 30, 2017. The third June 2016 note had accrued interest of $1,001 and $506 as of June 30, 2017 and December 31, 2016, respectively.

The first July 2016 derivative was valued as of July 13, 2016 at $46,259, which was recorded as a debt discount. During the six months ended June 30, 2017, $22,939 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $1,648. The first July 2016 note had accrued interest of $4,636 and $2,256 as of June 30, 2017 and December 31, 2016, respectively.

The second July 2016 derivative was valued as of July 21, 2016 at $32,140, of which $24,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2017, $11,901 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $1,381. The second July 2016 note had accrued interest of $2,266 and $1,075 as of June 30, 2017 and December 31, 2016, respectively.

The August 2016 derivative was valued as of August 15, 2016 at $20,723, which was recorded as a debt discount. During the six months ended June 30, 2017, $10,276 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $2,612. The August 2016 note had accrued interest of $4,378 and $1,899 as of June 30, 2017 and December 31, 2016, respectively.

The September 2016 derivative was valued as of September 13, 2016 at $21,612, which was recorded as a debt discount. During the six months ended June 30, 2017, $10,717 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $4,441. The September 2016 note had accrued interest of $3,982 and $1,503 as of June 30, 2017 December 31, 2016, respectively.

The October 2016 derivative was valued as of October 11, 2016 at $52,130, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2017, $24,794 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $14,110. The October 2016 note had accrued interest of $3,600 and $1,120 as of June 30, 2017 and December 31, 2016, respectively.

The November 2016 derivative was valued as of November 15, 2016 at $43,444, which was recorded as a debt discount. During the six months ended June 30, 2017, $21,544 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $16,425. The November 2016 note had accrued interest of $2,810 and $578 as of June 30, 2017 and December 31, 2016, respectively.

The December 2016 derivative was valued as of December 13, 2016 at $29,988, which was recorded as a debt discount. During the six months ended June 30, 2017, $14,871 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $13,638. The December 2016 note had accrued interest of $2,465 and $234 as of June 30, 2017 and December 31, 2016, respectively.

The January 2017 derivative was valued as of January 11, 2017 at $38,071, which was recorded as a debt discount. During the six months ended June 30, 2017, $17,732 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $20,339. The January 2017 note had accrued interest of $2,108 as of June 30, 2017.

The February 2017 derivative was valued as of February 8, 2017 at $24,398, which was recorded as a debt discount. During the six months ended June 30, 2017, $9,492 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $14,906. The February 2017 note had accrued interest of $2,140 as of June 30, 2017.

The March 2017 derivative was valued as of March 9, 2017 at $25,838, which was recorded as a debt discount. During the six months ended June 30, 2017, $7,999 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $17,839. The March 2017 note had accrued interest of $1,874 as of June 30, 2017.

The April 2017 derivative was valued as of April 12, 2017 at $46,692, which was recorded as a debt discount. During the six months ended June 30, 2017, $10,106 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $36,586. The April 2017 note had accrued interest of $1,221 as of June 30, 2017.

The May 2017 derivative was valued as of May 9, 2017 at $43,190, which was recorded as a debt discount. During the six months ended June 30, 2017, $6,153 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $37,037. The May 2017 note had accrued interest of $799 as of June 30, 2017.

The June 2017 derivative was valued as of June 12, 2017 at $161,459, of which $59,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the six months ended June 30, 2017, $2,910 was amortized from the debt discount. The debt discount had a balance at June 30, 2017 of $56,090. The June 2017 note had accrued interest of $307 and as of June 30, 2017.

Total accrued interest payable for the non-related party convertible notes was $469,611 and $361,503 as of June 30, 2017 and December 31, 2016, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $215,250 and $227,372 for the three months ended June 30, 2017 and 2016, respectively, and $424,608 and $442,046 for the six months ended June 30, 2017, respectively.

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

The following tables provide a summary of the fair values of assets and liabilities measured on a non-recurring basis as of June 30, 2017 and December 31, 2016:

June 30, 2017	Total	Level 1	Level 2	Level 3	Gains (Losses)

Derivative liabilities	$4,816,164	$-	$-	$4,816,164	$(2,582,444)

December 31, 2016	Total	Level 1	Level 2	Level 3	Gains (Losses)

Derivative liabilities	$1,934,617	$-	$-	$1,934,617	$(616,286)

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At June 30, 2017 and December 31, 2016, the Company recorded current derivative liabilities of $4,816,164 and $1,934,617, respectively. The net change in fair value of the derivative liabilities resulted in a loss of $3,132,948 for the three months ended June 30, 2017, a gain of $139,297 for the three months ended June 30, 2017, a loss of $2,684,903 for the six months ended June 30, 2017 and a gain of $194,276 for the six months ended June 30, 2016. These gains and losses are reported as other income (expense) in the condensed statements of operations.

The following table presents details of the Company’s derivative liabilities for the six months ended June 30, 2017:

Balance, December 31, 2016	$1,934,617
Increases in derivative value due to new issuances of notes	237,189
Derivative adjustment due to debt conversion	(40,545)
Change in fair value of derivative liabilities	2,684,903

Balance, June 30, 2017	$4,816,164

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value

•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 420% to 506%

See Note 5 for a discussion of fair value measurements.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Issuances

The Company is authorized to issue up to 2,000,000,000 shares of its $0.00001 par value common stock, and up to 10,000,000 shares of its $.001 par value preferred stock.

As of June 30, 2017 and December 31, 2016, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 96,000 shares of its common stock, payable in 8 quarterly installments of 12,000 shares.

During the six months ended June 30, 2017, the Company issued a total of 439,903,163 shares of its common stock to an accredited investor in conversion of $18,405 principal and $5,203 accrued interest payable at a conversion price of $0.00045 per share and settled $40,545 of derivative liabilities. As a result of the debt conversion and derivative settlement, common stock was increased by $4,399 and additional paid-in capital was increased by $59,754.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of June 30, 2017, there were 560,000 stock options outstanding under the 2006 Stock Option Plan.

The Company did not grant any stock options or warrants during the six months ended June 30, 2017, and did not record any stock-based compensation expense during the three months or six months ended June 30, 2017 and 2016.

A summary of the status of the options and warrants issued by the Company as of June 30, 2017, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2016	560,000	$0.10

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2017	560,000	$0.10

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

For the three months and six months ended June 30, 2017 and 2016, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,447,041 as of June 30, 2017 and December 31, 2016. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $425,922 and $354,165 as of June 30, 2017 and December 31, 2016, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

Additional Borrowings

On July 10, 2017, the Company received additional proceeds of $55,000 from the February 8, 2017 Convertible Promissory Note to an Accredited Investor. The note bears interest at 10% per annum and matures 12 months from its effective date.

On August 11, 2017, the Company received additional proceeds of $60,000 from the February 8, 2017 Convertible Promissory Note to an Accredited Investor. The note bears interest at 10% per annum and matures 12 months from its effective date.

Merger Agreement

On July 26, 2017, the Company entered into an Agreement and Merger Agreement (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”). The Merger Agreement provides for the merger of Munzee with and into the Company, with the Company being the surviving corporation. The Merger is currently scheduled to close on October 1, 2017. When the Merger closes the Company will issue the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of the Company’s Series B Convertible Preferred Stock, a yet-to-be-created series of preferred stock. Once created, each share of the Series B Preferred Stock will be convertible into fifty (50) shares of the Company’s common stock, on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017).

Securities Exchange Agreements

On July 25, 2017, the Company entered into a Securities Exchange and Common Stock Purchase Agreement with Craig Holland, Chief Executive Officer (the “Holland Securities Exchange Agreement”). Under the Holland Securities Exchange Agreement, Mr. Holland agreed to exchange promissory notes issued by the Company dated December 31, 2013 and September 30, 2014 (the “Holland Notes”), and the $756,984 in principal owing under the Holland Notes, into 37,849,200 shares of the Company’s common stock (the “Holland Common Stock”), on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017). The closing under the Holland Securities Exchange Agreement for the exchange of the Holland Notes for the Holland Common Stock will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, the $285,764 in interest currently due under the Holland Notes will be waived.

On July 25, 2017, the Company entered into a Securities Exchange and Common Stock Purchase Agreement with Mick Donahoo, Chief Financial Officer (the “Donahoo Securities Exchange Agreement”). Under the Donahoo Securities Exchange Agreement, Mr. Donahoo agreed to exchange a promissory note issued by the Company dated December 31, 2013 (“Donahoo Note”), and the $31,042 in principal owing under the Donahoo Notes, into 1,552,100 shares of the Company’s common stock (the “Donahoo Common Stock”), on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017). The closing under the Donahoo Securities Exchange Agreement for the exchange of the Donahoo Notes for the Donahoo Common Stock will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, the $9,841 in interest due under the Donahoo Note will be waived.

On July 25, 2017, the Company entered into a Securities Exchange and Common Stock Purchase Agreement with Robert Cowdell (the “Cowdell Securities Exchange Agreement”). Under the Cowdell Securities Exchange Agreement, Mr. Cowdell agreed to exchange a promissory note issued by the Company dated December 31, 2013 (“Cowdell Note”), and the $61,443 in principal owing under the Cowdell Notes, into 3,072,100 shares of the Company’s common stock (the “Cowdell Common Stock”), on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017). The closing under the Cowdell Securities Exchange Agreement for the exchange of the Cowdell Notes for the Cowdell Common Stock will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, the $21,900 in interest due under the Cowdell Note will be waived.

On July 25, 2017, the Company entered into a Securities Exchange and Common Stock Purchase Agreement with the Holland Family Trust, a trust controlled by Craig Holland, Chief Executive Officer (the “Holland Trust Securities Exchange Agreement”). Under the Holland Trust Securities Exchange Agreement, the Holland Trust agreed to exchange promissory notes issued by the Company dated December 31, 2013 and September 30, 2014 (the “Holland Trust Notes”), and the $207,083 in principal owing under the Holland Trust Notes, into 10,354,150 shares of the Company’s common stock (the “Holland Trust Common Stock”), on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017). The closing under the Holland Trust Securities Exchange Agreement for the exchange of the Holland Trust Notes for the Holland Trust Common Stock will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, the $78,175 in interest due under the Holland Trust Notes will be waived.

On July 25, 2017, the Company entered into a Securities Exchange and Common Stock Purchase Agreement with an Accredited Investor (the “Accredited Investor #1 Securities Exchange Agreement”). Under the Accredited Investor #1 Securities Exchange Agreement, the Accredited Investor #1 agreed to exchange a promissory note issued by the Company dated December 20, 2013 (the “Accredited Investor #1 Note”), and the $214,966 in principal owing under the Accredited Investor #1 Note, into 214,966 shares of the Company’s Series A Convertible Preferred Stock, a yet-to-be-created series of preferred stock. Once created, each share of the Series A Preferred Stock will be convertible into fifty (50) shares of the Company’s common stock, on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017) (the “Accredited Investor #1 Series A Stock”), but the holder cannot convert if it would cause the holder to own more than 4.99% of the Company’s outstanding common stock. The closing under the Accredited Investor #1 Securities Exchange Agreement for the exchange of the Accredited Investor #1 Note for the Accredited Investor #1 Series A Stock will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, the $70,815 in interest due under the Accredited Investor #1 Notes will be waived.

On July 25, 2017, the Company entered into a Securities Exchange and Common Stock Purchase Agreement with an Accredited Investor (the “Accredited Investor #2 Securities Exchange Agreement”). Under the Accredited Investor #2 Securities Exchange Agreement, the Accredited Investor #2 agreed to exchange promissory notes issued by the Company dated June 25, 2014 and February 11, 2015 and July 28, 2015 and April 7, 2016 (the “Accredited Investor #2 Notes”), and the $1,942,322 in principal owing under the Accredited Investor #2 Notes, into 1,942,322 shares of the Company’s Series A Convertible Preferred Stock, a yet-to-be-created series of preferred stock. Once created, each share of the Series A Preferred Stock will be convertible into fifty (50) shares of the Company’s common stock, on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017) (the “Accredited Investor #2 Series A Stock”), but the holder cannot convert if it would cause the holder to own more than 4.99% of the Company’s outstanding common stock. The closing under the Accredited Investor #2 Securities Exchange Agreement for the exchange of the Accredited Investor #2 Notes for the Accredited Investor #2 Series A Stock will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, the $363,706 in interest due under the Accredited Investor #2 Notes will be waived.

On July 25, 2017, the Company entered into a second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 (the “Second Accredited Investor #2 Securities Exchange Agreement”). Under the Second Accredited Investor #2 Securities Exchange Agreement, the Accredited Investor #2 agreed to exchange a promissory note issued by the Company dated February 8, 2017 (the “Accredited Investor #2 Note”), and the principal owing under the Second Accredited Investor #2 Note on September 30, 2017, into shares of the Company’s Series A Convertible Preferred Stock, a yet-to-be-created series of preferred stock, with the number of shares to be determined by the principal amount due under the note on September 30, 2017 at price of $1 per share. At the closing, the interest due under the Second Accredited Investor #2 Note will be waived.

On July 25, 2017, the Company entered into a Securities Exchange and Common Stock Purchase Agreement with an Accredited Investor (the “Accredited Investor #3 Securities Exchange Agreement”). Under the Accredited Investor #3 Securities Exchange Agreement, the Accredited Investor #3 agreed to accept 51,094 shares of the Company’s Series A Convertible Preferred Stock, a yet-to-be-created series of preferred stock (the “Accredited Investor #3 Series A Stock”), for all amounts due to Accredited Investor #3 under that certain Game Marketing Investment Agreement between the Company and Accredited Investor #3 dated February 1, 2016, as orally modified by the parties on June 9, 2016 (the “Game Marketing Agreement”). Once created, each share of the Series A Preferred Stock will be convertible into fifty (50) shares of the Company’s common stock, on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017) (the “Accredited Investor #3 Series A Stock”), but the holder cannot convert if it would cause the holder to own more than 4.99% of the Company’s outstanding common stock. The closing under the Accredited Investor #3 Securities Exchange Agreement for the exchange of the amounts due under the Game Marketing Agreement for the Accredited Investor #3 Series A Stock will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, any interest due under the Game Marketing Agreement, as amended, will be waived.

Note Amendments

On July 25, 2017, the Company entered into an Amendment No. 1 to a Promissory Note with Craig Holland, Chief Executive Officer, under which the Company agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement dated December 31, 2016, and entered into by and between the parties (the “Holland Salary Note”) in order to (i) make the Holland Salary Note non-interest bearing, (ii) change the conversion price from a variable price to $0.0002 per share, and (iii) waive all interest due and owing under the Holland Salary Note.

On July 25, 2017, the Company entered into an Amendment No. 1 to a Promissory Note with Mick Donahoo, Chief Financial Officer, under which the Company agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement dated December 31, 2016, and entered into by and between the parties (the “Donahoo Salary Note”) in order to (i) make the Donahoo Salary Note non-interest bearing, (ii) change the conversion price from a variable price to $0.0002 per share, and (iii) waive all interest due and owing under the Donahoo Salary Note.

On July 25, 2017, the Company entered into an Amendment No. 1 to a Promissory Note with Craig Holland, Chief Executive Officer, under which the Company agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement dated December 31, 2016, and entered into by and between the parties (the “Holland Note”) in order to make the Holland Note non-interest bearing, (ii) make the Holland Note non-convertible, and (iii) waive all interest due and owing under the Holland Note.

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

Summary Overview

Freeze Tag, Inc. has been a leading creator of mobile social games that are fun and engaging for all ages. Based on a free-to-play business model that has propelled games built and marketed by some of our competitors to worldwide to worldwide success, we employ state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy our games for free, or they can purchase virtual items and additional features within the game to increase the fun factor. Our games encourage players to compete and engage with their friends on major social networks such as Facebook and Twitter. We are the creator of Garfield GO, a Pokémon Go style augmented reality (“AR”) game based on Garfield the food-loving cat (www.garfieldgo.com).

On July 31, 2017, we announced the signing of a definitive merger agreement dated July 26, 2017 between the Company and Munzee Inc. (“Munzee”). Munzee is known for the global scavenger hunt game of the same name (www.munzee.com). The two companies have been collaborating on AR games since 2016. Garfield GO was launched by using Munzee’s location data to instantly provide Garfield GO players with millions of digital treasure locations. The transaction is expected to close in late 2017. The combined company will retain the Freeze Tag name and continue to trade under the “FRZT” stock symbol.

Central to the combined company’s core strategy is capitalizing on two fast-growing trends in the mobile applications world: augmented reality gaming and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting augmented reality location-based games that can serve as a location-based advertising network.

Additionally, the combined company intends to offer services to help advertisers explore new possibilities in location-based advertising where captive users are roaming around in the real world. For example, AR games can help drive foot traffic to malls and movie theatres, or create memorable real world interactions that help connect users to brands with deeply emotional experiences. This kind of experience based location-specific advertising can have consumer impacts far beyond that of Google AdWords or Facebook news feed videos.

Results of Operations

Revenues

Our revenues decreased $20,168 to $4,880 for the three months ended June 30, 2017 from $25,048 for the three months ended June 30, 2016, and decreased $38,118 to $8,707 for the six months ended June 30, 2017 from $46,825 for the six months ended June 30, 2017. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release. Previously, the majority of our released game titles were "pay-per-download", where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. We anticipate the vast majority of our revenue in future years will be derived from consumers making in-game purchases in one of our free-to-play games and that revenue from consumers paying to download a game will be minimal.

Operating Costs and Expenses

Our cost of sales decreased $62,957 to $26,214 for the three months ended June 30, 2017 from $89,171 for the three months ended June 30, 2016, and decreased $91,001 to $55,997 for the six months ended June 30, 2017 from $146,998 for the six months ended June 30, 2017. The decrease in cost of sales is due to fewer new titles that we have in development. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design.

Our current year selling, general and administrative expenses were relatively constant compared to the prior year. Our selling, general and administrative expenses decreased $4,595 to $135,442 for the three months ended June 30, 2017 from $140,037 for the three months ended June 30, 2016, and decreased $3,513 to $289,616 for the six months ended June 30, 2017 from $293,129 for the six months ended June 30, 2016.

Other Income (Expense)

Our interest expense decreased $12,122 to $215,250 for the three months ended June 30, 2017 from $227,372 for the three months ended June 30, 2016, and decreased $17,438 to $424,608 for the six months ended June 30, 2017 from $442,046 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we continued to increase our convertible debt and the related debt discount that is amortized to interest expense. However, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized in prior periods.

Our estimate of the fair value of the derivative liabilities for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. Our derivative liabilities also increase with the increase in our convertible debt. We reported loss on change in derivative liabilities of $3,132,948 and $2,684,903 for the three months and six months ended June 30, 2017, respectively, and a gain on change in derivative liabilities of $139,297 and $194,276 for the three months and six months ended June 30, 2016, respectively.

Provision for Income Taxes

Currently our provision for income taxes is not material to our operations, and is comprised of minimum state income taxes, recognized in the period when paid.

Net Loss

As a result of the above, we reported a net loss of $3,504,974 and $292,876 for the three months ended June 30, 2017 and 2016, respectively, and $3,447,617 and $643,438 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Introduction

As of June 30, 2017, we had current assets of $23,953 and current liabilities of $10,238,370, resulting in a working capital deficit and total stockholders’ deficit of $10,214,417. In addition, we had an accumulated deficit of $14,561,546 at June 30, 2017. Our current liabilities and working capital deficit are negatively impacted by our derivative liabilities, which had a balance of $4,816,164 as of June 30, 2017. We do not believe, however, that our derivative liabilities will require cash to be extinguished.

During the six months ended June 30, 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of June 30, 2017 was $11,502, and our monthly cash flow burn rate is currently approximately $56,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $337,432 in operating activities for the six months ended June 30, 2017 as a result of our net loss of $3,447,617, increase in accounts receivable of $33, and decreases in accounts payable of $12,831 and unearned royalties of $9, partially offset by non-cash expenses totaling $2,924,442, decrease in prepaid expenses and other current assets of $608 and increases in accrued expenses of $12,940, accrued interest payable – related party of $71,757 and accrued interest payable of $113,311.

By comparison, we used net cash of $405,992 in operating activities for the six months ended June 30, 2017 as a result of our net loss of $643,438, non-cash gain of $194,276 and decreases in accounts payable of $4,956 and unearned royalties of $3,495, partially offset by non-cash expense of $253,777, decreases in accounts receivable of $779 and prepaid expenses and other current assets of $794, and increases in accrued expenses of $3,557, accrued interest payable – related party of $71,956 and accrued interest payable of $109,310.

We had no net cash provided by or used in investing activities for the six months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017, we had net cash provided by financing activities of $329,000, comprised of proceeds from convertible notes payable. We had net cash provided by financing activities of $385,096 for the six months ended June 30, 2016, comprised of proceeds from note payable of $58,096 and proceeds from convertible notes payable of $327,000.

Convertible Note Payable

On February 8, 2017, we entered into a convertible promissory note (the "Note") with an accredited investor (the "Accredited Investor") under which the Accredited Investor agreed to loan us up to $500,000. The Note bears interest at 10% per annum and matures on February 8, 2018. Under the terms of the Note, the Accredited Investor loaned us $55,000 upon execution of the Note, $55,000 on July 10, 2017, and can loan us the additional amounts up to $500,000 at any time in their sole discretion. The Accredited Investor has the right, at any time after February 8, 2017, at its election, to convert all or part of the amounts due to it under the Note into shares of our common stock. The conversion price shall be the lesser of (a) $0.0003 per share of our common stock or (b) Fifty Percent (50%) of the average of the three (3) lowest trade prices on three (3) separate trading days of our common stock recorded after February 8, 2017, or (c) the lowest effective price per share granted to any person or entity after February 8, 2017 to acquire our common stock or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire our common stock or outstanding our common stock equivalents, excluding any lower price per share offered to any of our officers and directors. However, the Accredited Investor may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock. The Note also contains piggyback registration rights. In the event we default under the terms of the Note, we immediately owe 150% of the principal amount then due under the Note.

Securities Exchange and Note Amendment Agreements

As more fully discussed in Note 11 to our Condensed Financial Statements, on July 25, 2017, we entered into a series of Securities Exchange and Common Stock Purchase Agreements with the holders of substantially all of our related party convertible notes payable. Pursuant to the agreements, the related parties agreed to exchange promissory notes issued by us into shares of our common stock, on a post-reverse stock split basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017). The closing under the exchange agreements will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, the accrued interest payable due under the related party convertible notes payable will be waived.

The Company and the related parties holding the related party convertible notes payable not extinguished through the Securities Exchange and Common Stock Purchase Agreements entered into amendments to the notes in order to: (i) make the notes non-interest bearing, (ii) change the conversion price to a fixed conversion price of $0.0002 per share (on a post-reverse stock split basis), and (iii) waive all accrued interest payable.

As more fully discussed in Note 11 to our Condensed Financial Statements, on July 25, 2017, we entered into a series of Securities Exchange and Common Stock Purchase Agreements with the holders of substantially all of our non-related party convertible notes payable. Pursuant to the agreements, the note holders agreed to exchange promissory notes issued by us into shares of our Series A Convertible Preferred Stock, a yet-to-be created series of preferred stock. The closing under the exchange agreements will occur automatically upon the effectiveness of the referenced reverse stock split. At the closing, the accrued interest payable due under convertible notes payable will be waived.

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

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended June 30, 2017, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we had the following unregistered sales of equity securities:

During the three months ended June 30, 2017, we issued a total of 268,103,492 shares of our common stock to a non-affiliate holder of one of our outstanding convertible promissory notes pursuant to notices of conversion submitted to us from the holder notifying us of their election to convert a total of $11,635 principal and $3,383 interest due under the promissory note into the shares. Due to the length of time since the holder lent us the funds and that the holder has held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (14)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.28 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.29 (15)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.30 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.31 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.32 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.33 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.34 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.35 (13)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.36 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.37 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.38 (13)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.39 (15)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.40 (16)	License Agreement with Munzee, Inc. dated October 19, 2016

10.41 (16)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.42 (17)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.43 (17)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.44 (18)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.45 (18)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.46 (18)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.47 (18)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.48 (18)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.49 (18)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.50 (18)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-1/A2, filed with the Commission on October 25, 2010.

(3)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 3, 2011.

(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Commission on August 15, 2011.

(5)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on September 21, 2011.

(6)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on December 23, 2011.

(7)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on March 8, 2012.

(8)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2012.

(9)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on Februay 4, 2014.

(10)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(12)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(14)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(15)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

(16)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

(17)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2017.

(18)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on July 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: August 14, 2017	By:	/s/ Craig Holland
	Name:	Craig Holland
	Its:	President and Chief Executive Officer

