Form 10-Q
period 2017-09-30
Freeze Tag, Inc.
filed 2017-11-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2017, there were 66,486,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

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

The results for the periods ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$31,367	$19,934
Accounts receivable	7,693	7,745
Prepaid expenses and other current assets	4,402	5,281
Total current assets	43,462	32,960

Other assets	38	-

Total assets	$43,500	$32,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$126,499	$133,083
Accrued expenses	517,904	495,473
Accrued interest payable - related party	321,262	354,165
Accrued interest payable	534,737	361,503
Unearned royalties	127,187	127,201
Notes payable	58,096	58,096
Convertible notes payable - related party	1,447,041	1,447,041
Convertible notes payable, net of discount of $300,867 and $239,402, respectively	2,359,014	1,952,734
Derivative liabilities	4,005,735	1,934,617
Total current liabilities	9,497,475	6,863,913

Total liabilities	9,497,475	6,863,913

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized: Series A, 1,000 and 0 shares issued and outstanding, respectively	-	-
Common stock; $0.00001 par value, 800,000,000 shares authorized, 12,525,910 and 6,484,368 shares issued and outstanding, respectively	125	65
Additional paid-in capital	4,568,430	4,266,111
Common stock payable	16,800	16,800
Accumulated deficit	(14,039,330)	(11,113,929)
Total stockholders’ deficit	(9,453,975)	(6,830,953)

Total liabilities and stockholders’ deficit	$43,500	$32,960

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$5,418	$15,969	$14,125	$62,794

Operating costs and expenses:
Cost of sales	29,754	68,486	85,751	215,484
Selling, general and administrative expenses	161,850	124,424	451,466	417,553

Total operating costs and expenses	191,604	192,910	537,217	633,037

Loss from operations	(186,186)	(176,941)	(523,092)	(570,243)

Other income (expense):
Interest expense, net	(218,541)	(215,225)	(643,149)	(657,271)
Gain (loss) on change in derivative liabilities	926,943	(592,785)	(1,757,960)	(398,509)

Total other income (expense)	708,402	(808,010)	(2,401,109)	(1,055,780)

Income (loss) before income taxes	522,216	(984,951)	(2,924,201)	(1,626,023)
Provision for income taxes	-	(84)	1,200	2,282

Net income (loss)	$522,216	$(984,867)	$(2,925,401)	$(1,628,305)

Weighted average number of common shares outstanding:
Basic	11,313,453	3,759,175	9,284,279	3,195,788
Diluted	255,695,703	3,759,175	9,284,279	3,195,788

Income (loss) per common share:
Basic	$0.05	$(0.26)	$(0.32)	$(0.51)
Diluted	$0.00	$(0.26)	$(0.32)	$(0.51)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,925,401)	$(1,628,305)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount to interest expense	363,557	352,112
Loss on change in derivative liabilities	1,757,960	398,509
Non-cash interest expense	-	29,809
Changes in operating assets and liabilities:
Accounts receivable	52	3,732
Prepaid expenses and other current assets	879	804
Other assets	(38)	-
Accounts payable	(6,584)	59
Accrued expenses	22,431	1,727
Accrued interest payable - related party	101,154	108,330
Accrued interest payable	178,437	160,018
Unearned royalties	(14)	(3,686)

Net cash used by operating activities	(507,567)	(576,891)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	519,000	499,000
Proceeds from notes payable	-	58,096

Net cash provided by financing activities	519,000	557,096

Net increase in cash	11,433	(19,795)
Cash at the beginning of the period	19,934	42,052

Cash at the end of the period	$31,367	$22,257

Non-cash transactions:
Conversion of debt to common shares	$51,255	$22,405
Reduction in debt discount due to conversion to common shares	(2,167)	-
Conversion of accrued interest to common shares	5,203	5,308
Conversion of derivative liabilities to common shares	114,031	42,365
Debt discount due to derivative	427,189	397,487
Accrued interest payable - related party contributed to capital	134,057	-

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2017

(Unaudited)

NOTE 1 - THE COMPANY

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $2,925,401 and $1,628,305 for the nine months ended September 30, 2017 and 2016, respectively. The Company has generally incurred net losses since its inception and, as of September 30, 2017, the Company’s accumulated deficit was $14,039,330. During the nine months ended September 30, 2017 and the year ended December 3l, 2016, the Company experienced negative cash flows from operations largely due to its continued investment spending for product development of game titles for smartphones and tablets that are expected to benefit future periods. Those facts, along with our lack of access to a significant bank credit facility, create an uncertainty about the Company’s ability to continue as a going concern. Accordingly, the Company is currently evaluating its alternatives to secure financing sufficient to support the operating requirements of its current business plan, as well as continuing to execute its business strategy of distributing game titles to digital distribution outlets, including mobile gaming app stores, online PC and Mac gaming portals, and opportunities for new devices such as tablet (mobile internet device) applications, mobile gaming platforms and international licensing opportunities.

The Company’s ability to continue as a going concern is dependent upon its success in securing sufficient financing and in successfully executing its plans to return to positive cash flows during fiscal 2018. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 3 - ACCRUED EXPENSES

Accrued liabilities consisted of the following at:

	September 30, 2017	December 31, 2016

Accrued vacation	$70,769	$66,194
Accrued royalties	412,527	410,533
Technology payable	18,000	18,000
Other	16,608	746

	$517,904	$495,473

Accrued royalties consist of amounts owed to other parties with whom the Company has revenue-sharing agreements or from whom it licenses certain trademarks or copyrights.

Unearned royalties consist of royalties received from licensees, which have not yet been earned. Unearned royalties were $127,187 and $127,201 at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Company had technology payable of $18,000 resulting from a technology transfer agreement with an unrelated party entered into in June 2011, payable in 24 installments of $1,500 without interest.

NOTE 4 - DEBT

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

The Company has recorded Marketing Fund advances as notes payable in the accompanying condensed balance sheets. Upon receiving a Marketing Fund advance, the Company accrues the 50% return as interest expense and includes the obligation in accrued interest payable in the accompanying condensed balance sheets. As of September 30, 2017 and December 31, 2016, total advances recorded as notes payable were $58,096 and accrued interest payable included a total of $22,046 of the 50% guaranteed return.

On July 25, 2017, we entered into a Securities Exchange and Common Stock Purchase Agreement with an Accredited Investor (the “Accredited Investor #3 Securities Exchange Agreement”). Under the Accredited Investor #3 Securities Exchange Agreement, the Accredited Investor #3 agreed to accept 51,094 shares of a yet-to-be-created series of preferred stock (the “Accredited Investor #3 Pref Stock”), for all amounts due to Accredited Investor #3 under that certain Game Marketing Investment Agreement between us and Accredited Investor #3 dated February 1, 2016, as orally modified by the parties on June 9, 2016 (the “Game Marketing Agreement”). Once created, each share of the Preferred Stock will be convertible into fifty (50) shares of our common stock, on a post-reverse basis (based on a prospective 1-for-100 reverse stock split that was recognized by FINRA on October 5, 2017 - a subsequent event to this report - see Note 7), but the holder cannot convert the Accredited Investor #3 Pref Stock if it would cause the holder to own more than 4.99% of our outstanding common stock. The closing under the Accredited Investor #3 Securities Exchange Agreement for the exchange of the amounts due under the Game Marketing Agreement for the Accredited Investor #3 Pref Stock occurred automatically upon the effectiveness of the referenced reverse stock split with FINRA (see Note 12). At the closing, any interest due under the Game Marketing Agreement, as amended, will be waived.

Convertible Notes Payable - Related Party

Convertible notes payable, related party consisted of the following at:

	September 30, 2017	December 31, 2016
Convertible note payable to the Holland Family Trust, maturing on December 31, 2017, with interest at 10%	$222,572	$222,572
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	813,602	813,602
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	186,450	186,450
Convertible note payable to Mick Donahoo, maturing on December 31, 2017, with interest at 10%	186,450	186,450
Convertible note payable to Craig Holland, maturing on December 31, 2017, with interest at 10%	6,925	6,925
Convertible note payable to Mick Donahoo, maturing on December 31, 2017, with interest at 10%	31,042	31,042

Total	$1,447,041	$1,447,041

Holland Family Trust Convertible Note

The “Holland Family Trust Convertible Note” is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the date of conversion. “Fixed Conversion Price” shall mean $0.00005. The Holland Family Trust is a trust controlled by Craig Holland, our Chief Executive Officer.

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

As of September 30, 2014, $72,107 of accrued interest was added to the note principal and $813,602 of the note was transferred to Craig Holland. A new convertible note for $222,572 was issued to the Holland Family Trust with the same terms as the previous note, with the exception of the maturity date, which was extended to December 31, 2017. As of September 30, 2017 and December 31, 2016, accrued interest related to the Holland Family Trust Convertible Note was $66,771 and $50,124, respectively.

On July 25, 2017, we entered into a Securities Exchange and Common Stock Purchase Agreement with the Holland Family Trust (the “Holland Family Trust Securities Exchange Agreement”). Under the Holland Family Trust Securities Exchange Agreement, the Holland Family Trust agreed to exchange the Holland Family Trust Convertible Note into 10,354,150 shares of our common stock on a post-reverse basis (based on a prospective 1-for-100 reverse stock split - see Note 7). The closing under the Holland Family Trust Securities Exchange Agreement occurred on October 5, 2017 with the effectiveness of the referenced reverse stock split with FINRA (see Note 12). At the closing, all accrued interest payable due under the Holland Family Convertible Note, including the amount added to note principal in 2014, was waived.

Craig Holland Transferred Convertible Note

On September 30, 2014, $813,602 principal balance (including interest) of the Holland Family Trust Convertible Note was transferred to Craig Holland, our Chief Executive Officer, (the “Holland Transferred Convertible Note”). The Holland Transferred Convertible Note retained the same terms as the original Holland Family Trust Convertible Note with the exception of the maturity date, which was extended to December 31, 2017. As of September 30, 2017 and December 31, 2016, accrued interest related to the Holland Transferred Convertible Note was $244,081 and $183,228, respectively.

On July 25, 2017, we entered into a Securities Exchange and Common Stock Purchase Agreement with the Holland Family Trust (the “Holland Securities Exchange Agreement”). Under the Holland Securities Exchange Agreement, Mr. Holland agreed to exchange the Holland Transferred Convertible Note into 10,354,150 shares of our common stock on a post-reverse basis (based on a prospective 1-for-100 reverse stock split - see Note 7). The closing under the Holland Securities Exchange Agreement occurred on October 5, 2017 with the effectiveness of the referenced reverse stock split with FINRA (see Note 12). At the closing, all accrued interest payable due under the Holland Transferred Convertible Note, including the amount added to note principal in 2014, was waived.

Mick Donahoo and Craig Holland Convertible Notes

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

The Mick Donahoo Convertible Note and the Craig Holland Convertible Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The maturity date of the notes was extended to December 31, 2017.

The Company evaluated the Mick Donahoo Convertible Note and the Craig Holland Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The agreements modified the debt to make it convertible into common stock of the Company. As of September 30, 2017 and December 31, 2016, there was accrued interest payable related to the Mick Donahoo Convertible Note of $10,410 and $8,854, respectively. As of September 30, 2017 and December 31, 2016, there was accrued interest payable related to the Craig Holland Convertible Note of $1,372 and $1,025, respectively.

On October 23, 2014, Craig Holland converted $35,000 principal and $2,836 accrued interest into 398,298 shares of the Company’s common stock.

On October 23, 2014, Mick Donahoo converted $35,000 principal and $2,836 accrued interest into 398,298 shares of the Company’s common stock.

On October 8, 2015, Craig Holland converted $4,607 principal and $2,028 accrued interest into 126,379 shares of the Company’s common stock.

On October 8, 2015, Mick Donahoo converted $4,607 principal and $2,028 accrued interest into 126,379 shares of the Company’s common stock.

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

On July 25, 2017, we entered into a Securities Exchange and Common Stock Purchase Agreement with Mr. Donahoo (the “Donahoo Securities Exchange Agreement”). Under the Donahoo Securities Exchange Agreement, Mr. Donahoo agreed to exchange the Mick Donahoo Convertible Note into 1,552,100 shares of our common stock on a post-reverse basis (based on a prospective 1-for-100 reverse stock split - see Note 7). The closing under the Donahoo Securities Exchange Agreement occurred on October 5, 2017 with the effectiveness of the referenced reverse stock split with FINRA (see Note 12). At the closing, all accrued interest payable due under the Mick Donahoo Convertible Note was waived.

On July 25, 2017, the Company entered into an Amendment No. 1 to a Promissory Note with Craig Holland, under which the Company agreed to amend the terms of the Craig Holland Convertible Note in order to (i) make the note non-interest bearing, (ii) make the Holland Note non-convertible, and (iii) waive all interest due and owing under the note. Pursuant to this amendment, $1,243 in accrued interest payable to Mr. Holland was forgiven and contributed to capital.

Holland and Donahoo Accrued Salary Notes

On December 31, 2013, the Company converted $186,450 of accrued salaries due to Craig Holland into a convertible note (the “Holland Accrued Salary Note”) and converted $186,450 of accrued salaries due to Mick Donahoo, our Chief Financial Officer, into a convertible note (the “Donahoo Accrued Salary Note”). The Holland Accrued Salary Note and the Donahoo Accrued Salary Note are convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The maturity date of the notes was extended to December 31, 2017.

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

On July 25, 2017, the Company entered into an Amendment No. 1 to a Promissory Note with each of Craig Holland and Mick Donahoo, under which the Company agreed to amend the terms of the Holland Accrued Salary Note and Donahoo Accrued Salary in order to (i) make the notes non-interest bearing, (ii) change the conversion price from a variable price to $0.0002 per share (share price before prospective 1-for-100 reverse stock split - see Note 7) , and (iii) waive all interest due and owing under the notes. Pursuant to these amendments, $66,407 in accrued interest payable to each individual was forgiven and contributed to capital. As of September 30, 2017 and December 31, 2016, there was $0 and $55,935, respectively, of accrued interest related to each of the notes.

Total accrued interest payable for the related party convertible notes was $462,396 and $354,165 as of September 30, 2017 and December 31, 2016, respectively.

Convertible Notes Payable - Non-Related Party

Convertible notes payable - non-related party consisted of the following at:

	September 30, 2017	December 31, 2016
Convertible note payable to Robert Cowdell, maturing on December 31, 2017, with interest at 10%	$ 61,443	$ 61,443
Tranche #2 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	14,966	14,966
Tranche #3 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #4 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #5 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #6 from 12/20/2013 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than December 20, 2018, with interest at 10%	50,000	50,000
Tranche #1 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	15,322	33,727
Tranche #2 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #3 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #4 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #5 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #6 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	100,000	100,000

Tranche #7 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	50,000	50,000
Tranche #8 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	70,000	70,000
Tranche #9 from 6/25/14 $500,000 convertible note payable to an accredited investor, maturing on June 25, 2017, with interest at 10%	30,000	30,000
Tranche #1 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	30,000	30,000
Tranche #2 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	40,000	40,000
Tranche #3 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	110,000	110,000
Tranche #4 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	88,000	88,000
Tranche #5 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	90,000	90,000
Tranche #6 from 2/11/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than February 11, 2020, with interest at 10%	90,000	90,000
Tranche #1 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	65,000	65,000
Tranche #2 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	65,000	65,000
Tranche #3 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	60,000	60,000
Tranche #4 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000
Tranche #5 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000
Tranche #6 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	55,000	55,000

Tranche #7 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	25,000	25,000
Tranche #8 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	55,000	55,000
Tranche #9 from 7/28/15 $500,000 convertible note payable to an accredited investor, payable on demand, but due no later than July 28, 2020, with interest at 10%	50,000	50,000
Tranche #1 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	60,000	60,000
Tranche #2 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000
Tranche #3 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	55,000	55,000
Tranche #4 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	27,000	27,000
Tranche #5 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	10,000	10,000
Tranche #6 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	48,000	48,000
Tranche #7 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	24,000	24,000
Tranche #8 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000
Tranche #9 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000
Tranche #10 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	50,000	50,000

Tranche #11 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000
Tranche #12 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	45,000
Tranche #13 from 4/7/16 $600,000 convertible note payable to an accredited investor, payable on demand, but due no later than April 7, 2021, with interest at 10%	45,000	-
Tranche #1 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	22,150	-
Tranche #2 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	60,000	-
Tranche #3 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	55,000	-
Tranche #4 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	55,000	-
Tranche #5 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	59,000	-
Tranche #6 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	55,000	-
Tranche #7 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	60,000	-
Tranche #8 from 2/8/17 $500,000 convertible note payable to an accredited investor, maturing on February 8, 2018, with interest at 10%	75,000	-

Total	2,659,881	2,192,136

Less discount	(300,867)	(239,402)

Net	$2,359,014	$1,952,734

Convertible Cowdell Note

On December 31, 2013, the Company converted $55,429 of convertible debt and $6,014 in accrued interest due to Robert Cowdell (the “Convertible Cowdell Note”) into a convertible note. The Convertible Cowdell Note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The maturity date of the note was extended to December 31, 2017. The Convertible Cowdell Note had accrued interest of $23,028 and $18,433 as of September 30, 2017 and December 31, 2016, respectively.

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

On July 25, 2017, we entered into a Securities Exchange and Common Stock Purchase Agreement with Mr. Cowdell (the “Cowdell Securities Exchange Agreement”). Under the Cowdell Securities Exchange Agreement, Mr. Cowdell agreed to exchange the Convertible Cowdell Note into 3,072,100 shares of our common stock on a post-reverse basis (based on a prospective 1-for-100 reverse stock split - see Note 7). The closing under the Cowdell Securities Exchange Agreement occurred on October 5, 2017 with the effectiveness of the referenced reverse stock split with FINRA (see Note 12). At the closing, $21,900 of interest payable due under the Convertible Cowdell Note was waived.

Accredited Investor #1 December 20, 2013 Convertible Note

The $500,000 principal amount convertible note dated December 20, 2013 to an accredited investor (“Accredited Investor #1”) with an outstanding balance of $214,966 at September 30, 2017 was funded in $50,000 tranches in January, February, March, April and May 2014. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than December 20, 2018.

On July 25, 2017, we entered into a Securities Exchange and Preferred Stock Purchase Agreement with Accredited Investor #1 (the “Accredited Investor #1 Securities Exchange Agreement”). Under the Accredited Investor #1 Securities Exchange Agreement, as amended, the Accredited Investor #1 agreed to exchange the December 20, 2013 convertible note and the $214,966 in principal owing under the note into 214,966 shares of the Company’s Series B Convertible Preferred Stock (see Note 7). The closing under the Accredited Investor #1 Securities Exchange Agreement for the exchange of the Accredited Investor #1 Note for the shares of Series B Preferred Stock occurred on October 5, 2017 with the effectiveness of the referenced reverse stock split with FINRA (see Note 12). At the closing, the $70,815 in interest due under the note was waived.

Accredited Investor #2 Convertible Notes

The $500,000 principal amount convertible note dated June 25, 2014 to an accredited investor (“Accredited Investor #2”) with an outstanding balance of $465,322 at September 30, 2017 was funded in $50,000 tranches in June, July, August, September, October, and December 2014, and tranches of $100,000 in November 2014, $70,000 in January 2015, and $30,000 in February 2015. The note is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three lowest trading prices for the Company’s common stock during the twenty-five (25) trading-day period ending on the latest complete trading day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was one year from the date of funding, with the maturity date subsequently extended to June 25, 2017.

The $500,000 principal amount convertible note dated February 11, 2015 to Accredited Investor #2 with an outstanding balance of $448,000 at September 30, 2017 was funded by tranches of $30,000 in February 2015, $40,000 in February 2015, $110,000 in March 2015, $88,000 in April 2015, $90,000 in May and June 2015. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than February 11, 2020.

The $500,000 principal amount convertible note dated July 28, 2015 to Accredited Investor #2 with an outstanding balance of $475,000 at September 30, 2017 was funded by tranches of $65,000 in July and August 2015, $60,000 in September 2015, $50,000 in October and November 2015, $55,000 in December 2015, $25,000 in January 2016, $55,000 in February 2016, and $50,000 in March 2016. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note initially was nine months from the date of funding, but was subsequently extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than July 28, 2020.

The $600,000 principal amount convertible note, dated April 7, 2016 and amended on January 18, 2017, to Accredited Investor #2 with an outstanding balance of $554,000 at September 30, 2017 was funded by tranches of $60,000 in April 2016, $45,000 in May 2016, $55,000, $27,000 and $10,000 in June 2016, $48,000 and $24,000 in July 2016, $50,000 in August 2016, $50,000 in September 2016, $50,000 in October 2016 and $45,000 in November and December 2016 and $45,000 in July 2017. The note is convertible into Company common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. The note also includes conversion price reset features that are triggered when the Company issues certain new equity instruments; as a result, this feature caused the Company to consider this feature a derivative liability. The maturity date of the note was extended and changed to be such that the note amount is payable upon demand (with ten days written notice) by the accredited investor, but in no event later than April 7, 2021.

On July 25, 2017, we entered into a Securities Exchange and Preferred Stock Purchase Agreement with Accredited Investor #2 (the Accredited Investor #2 Securities Exchange Agreement”). Under the Accredited Investor #2 Securities Exchange Agreement, as amended, the Accredited Investor #2 agreed to exchange promissory notes issued by us dated June 25, 2014, February 11, 2015, July 28, 2015 and April 7, 2016 and the $1,942,322 in total principal owing under the notes, into 1,942,322 shares of the Company’s Series B Convertible Preferred Stock (see Note 7). The closing under the Accredited Investor #2 Securities Exchange Agreement occurred on October 5, 2017 with the effectiveness of the referenced reverse stock split with FINRA (see Note 12). At the closing, the $363,706 in interest due under the notes was waived.

The $500,000 principal amount convertible note, dated February 8, 2017 to Accredited Investor #2 with an outstanding balance of $444,150 at September 30, 2017, was funded by tranches of $55,000 in February 2017, April 2017, May 2017 and July 2017, $60,000 in March 2017 and August 2017, and $75,000 in September 2017. The note is convertible into Company common stock at the lesser of (a) $0.0003 per share, (b) 50% of the average three (3) lowest trade prices on three (3) separate trading days of Common Stock recorded after the original Effective Date of the note or (c) the lowest effective price per share granted to any person or entity after the Effective Date of the note. “Fixed Conversion Price” shall mean $0.003. Because of these and other variable features of the note, the Company considers the conversion feature to be a derivative liability. The maturity date of the note is February 8, 2018.

On July 25, 2017, we entered into a second Securities Exchange and Preferred Stock Purchase Agreement with Accredited Investor #2 (the Second Accredited Investor #2 Securities Exchange Agreement”). Under the Second Accredited Investor #2 Securities Exchange Agreement, as amended, the Accredited Investor #2 agreed to exchange a promissory note issued by us dated April 8, 2017 and the $441,150 in total principal owing under the note, into 441,150 shares of the Company’s Series B Convertible Preferred Stock (see Note 7). The closing under the Second Accredited Investor #2 Securities Exchange Agreement occurred on October 5, 2017 with the effectiveness of the referenced reverse stock split with FINRA (see Note 12). At the closing, the $15,082 in interest due under the notes was waived.

The January 2014 derivative was valued as of January 6, 2014 at $44,493, of which all was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The January 2014 note had accrued interest of $7,624 and $4,025 as of September 30, 2017 and December 31, 2016, respectively.

The February 2014 derivative was valued as of February 18, 2014 at $44,556, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The February 2014 note had accrued interest of $18,069 and $14,329 as of September 30, 2017 and December 31, 2016, respectively.

The March 2014 derivative was valued as of March 26, 2014 at $77,884, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The March 2014 note had accrued interest of $17,575 and $13,836 as of September 30, 2017 and December 31, 2016, respectively.

The April 2014 derivative was valued as of April 25, 2014 at $90,605, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The April 2014 note had accrued interest of $17,164 and $13,425 as of September 30, 2017 and December 31, 2016, respectively.

The May 2014 derivative was valued as of May 21, 2014 at $95,029, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The May 2014 note had accrued interest of $14,329 and $13,068 as of September 30, 2017 and December 31, 2016, respectively.

The June 2014 derivative was valued as of June 25, 2014 at $83,184, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The June 2014 note had accrued interest of $6,264 and $8,470 as of September 30, 2017 and December 31, 2016, respectively.

The July 2014 derivative was valued as of July 15, 2014 at $73,999, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The July 2014 note had accrued interest of $16,041 and $12,301 as of September 30, 2017 and December 31, 2016, respectively.

The August 2014 derivative was valued as of August 19, 2014 at $64,104, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The August 2014 note had accrued interest of $15,562 and $11,836 as of September 30, 2017 and December 31, 2016, respectively.

The September 2014 derivative was valued as of September 17, 2014 at $62,915, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The September 2014 note had accrued interest of $15,178 and $11,438 as of September 30, 2017 and December 31, 2016, respectively.

The October 2014 derivative was valued as of October 13, 2014 at $63,347, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The October 2014 note had accrued interest of $14,808 and $11,068 as of September 30, 2017 and December 31, 2016, respectively.

The November 2014 derivative was valued as of November 7, 2014 at $99,757, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The November 2014 note had accrued interest of $29,151 and $21,644 as of September 30, 2017 and December 31, 2016, respectively.

The December 2014 derivative was valued as of December 17, 2014 at $58,456, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The December 2014 note had accrued interest of $13,918 and $10,178 as of September 30, 2017 and December 31, 2016, respectively.

The January 2015 derivative was valued as of January 14, 2015 at $29,360, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The January 2015 note had accrued interest of $18,986 and $13,751 as of September 30, 2017 and December 31, 2016, respectively.

The first February 2015 derivative was valued as of February 10, 2015 at $23,984, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The first February 2015 note had accrued interest of $7,915 and $5,671 as of September 30, 2017 and December 31, 2016, respectively.

The second February 2015 derivative was valued as of February 11, 2015 at $18,003, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The second February 2015 note had accrued interest of $7,913 and $5,669 as of September 30, 2017 and December 31, 2016, respectively.

The third February 2015 derivative was valued as of February 25, 2015 at $19,494, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The third February 2015 note had accrued interest of $10,389 and $11,096 as of September 30, 2017 and December 31, 2016, respectively.

The March 2015 derivative was valued as of March 10, 2015 at $31,885, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The March 2015 note had accrued interest of $28,178 and $19,951 as of September 30, 2017 and December 31, 2016, respectively.

The April 2015 derivative was valued as of April 17, 2015 at $31,397, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The April 2015 note had accrued interest of $21,626 and $15,044 as of September 30, 2017 and December 31, 2016, respectively.

The May 2015 derivative was valued as of May 22, 2015 at $36,550, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The May 2015 note had accrued interest of $21,255 and $14,523 as of September 30, 2017 and December 31, 2016, respectively.

The June 2015 derivative was valued as of June 23, 2015 at $41,878, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The June 2015 note had accrued interest of $20,466 and $13,734 as of September 30, 2017 and December 31, 2016, respectively.

The July 2015 derivative was valued as of July 28, 2015 at $38,600, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The July 2015 note had accrued interest of $14,158 and $9,296 as of September 30, 2017 and December 31, 2016, respectively.

The August 2015 derivative was valued as of August 21, 2015 at $37,269, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The August 2015 note had accrued interest of $13,730 and $8,869 as of September 30, 2017 and December 31, 2016, respectively.

The September 2015 derivative was valued as of September 24, 2015 at $37,820, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The September 2015 note had accrued interest of $12,115 and $8,263 as of September 30, 2017 and December 31, 2016, respectively.

The October 2015 derivative was valued as of October 23, 2015 at $35,290, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The October 2015 note had accrued interest of $9,699 and $5,959 as of September 30, 2017 and December 31, 2016, respectively.

The November 2015 derivative was valued as of November 30, 2015 at $36,448, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The November 2015 note had accrued interest of $9,178 and $5,438 as of September 30, 2017 and December 31, 2016, respectively.

The December 2015 derivative was valued as of December 21, 2015 at $37,163, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The December 2015 note had accrued interest of $9,779 and $5,666 as of September 30, 2017 and December 31, 2016, respectively.

The January 2016 derivative was valued as of January 22, 2016 at $30,855, of which $25,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. The debt discount was fully amortized to interest expense at September 30, 2017. The January 2016 note had accrued interest of $4,226 and $2,357 as of September 30, 2017 and December 31, 2016, respectively.

The February 2016 derivative was valued as of February 8, 2016 at $37,835, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The February 2016 note had accrued interest of $9,028 and $4,914 as of September 30, 2017 and December 31, 2016, respectively.

The March 2016 derivative was valued as of March 7, 2016 at $37,402, which was recorded as a debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The March 2016 note had accrued interest of $7,824 and $4,085 as of September 30, 2017 and December 31, 2016, respectively.

The April 2016 derivative was valued as of April 7, 2016 at $53,978, which was recorded as a debt discount. During the nine months ended September 30, 2017, $14,345 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The April 2016 note had accrued interest of $8,881 and $4,393 as of September 30, 2017 and December 31, 2016, respectively.

The May 2016 derivative was valued as of May 10, 2016 at $47,249, of which $45,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $16,027 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The May 2016 note had accrued interest of $6,267 and $2,902 as of September 30, 2017 and December 31, 2016, respectively.

The first June 2016 derivative was valued as of June 6, 2016 at $48,678, which was recorded as a debt discount. During the nine months ended September 30, 2017, $20,938 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The first June 2016 note had accrued interest of $7,254 and $3,142 as of September 30, 2017 and December 31, 2016, respectively.

The second June 2016 derivative was valued as of June 9, 2016 at $35,935, of which $27,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $11,836 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The second June 2016 note had accrued interest of $3,532 and $1,512 as of September 30, 2017 and December 31, 2016, respectively.

The third June 2016 derivative was valued as of June 30, 2016 at $14,630, of which $10,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $4,959 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The third June 2016 note had accrued interest of $1,253 and $506 as of September 30, 2017 and December 31, 2016, respectively.

The first July 2016 derivative was valued as of July 13, 2016 at $46,259, which was recorded as a debt discount. During the nine months ended September 30, 2017, $24,587 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The first July 2016 note had accrued interest of $5,846 and $2,256 as of September 30, 2017 and December 31, 2016, respectively.

The second July 2016 derivative was valued as of July 21, 2016 at $32,140, of which $24,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $13,282 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The second July 2016 note had accrued interest of $2,870 and $1,075 as of September 30, 2017 and December 31, 2016, respectively.

The August 2016 derivative was valued as of August 15, 2016 at $20,723, which was recorded as a debt discount. During the nine months ended September 30, 2017, $12,888 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The August 2016 note had accrued interest of $5,639 and $1,899 as of September 30, 2017 and December 31, 2016, respectively.

The September 2016 derivative was valued as of September 13, 2016 at $21,612, which was recorded as a debt discount. During the nine months ended September 30, 2017, $15,158 was amortized from the debt discount. The debt discount was fully amortized to interest expense at September 30, 2017. The September 2016 note had accrued interest of $5,246 and $1,503 as of September 30, 2017 and December 31, 2016, respectively.

The October 2016 derivative was valued as of October 11, 2016 at $52,130, of which $50,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $37,397 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $1,507. The October 2016 note had accrued interest of $4,860 and $1,120 as of September 30, 2017 and December 31, 2016, respectively.

The November 2016 derivative was valued as of November 15, 2016 at $43,444, which was recorded as a debt discount. During the nine months ended September 30, 2017, $32,494 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $5,475. The November 2016 note had accrued interest of $3,944 and $578 as of September 30, 2017 and December 31, 2016, respectively.

The December 2016 derivative was valued as of December 13, 2016 at $29,988, which was recorded as a debt discount. During the nine months ended September 30, 2017, $22,429 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $6,080. The December 2016 note had accrued interest of $3,599 and $234 as of September 30, 2017 and December 31, 2016, respectively.

The January 2017 derivative was valued as of January 11, 2017 at $38,071, which was recorded as a debt discount. During the nine months ended September 30, 2017, $27,328 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $10,743. The January 2017 note had accrued interest of $3,242 as of September 30, 2017.

The February 2017 derivative was valued as of February 8, 2017 at $24,398, which was recorded as a debt discount. During the nine months ended September 30, 2017, $15,641 was amortized from the debt discount and $2,167 debt discount was reduced due to note conversions. The debt discount had a balance at September 30, 2017 of $6,590. The February 2017 note had accrued interest of $2,848 as of September 30, 2017.

The March 2017 derivative was valued as of March 9, 2017 at $25,838, which was recorded as a debt discount. During the nine months ended September 30, 2017, $14,512 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $11,326. The March 2017 note had accrued interest of $3,386 as of September 30, 2017.

The April 2017 derivative was valued as of April 12, 2017 at $46,692, which was recorded as a debt discount. During the nine months ended September 30, 2017, $21,875 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $24,817. The April 2017 note had accrued interest of $2,604 as of September 30, 2017.

The May 2017 derivative was valued as of May 9, 2017 at $43,190, which was recorded as a debt discount. During the nine months ended September 30, 2017, $17,039 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $26,151. The May 2017 note had accrued interest of $2,185 as of September 30, 2017.

The June 2017 derivative was valued as of June 12, 2017 at $161,459, of which $59,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $17,781 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $41,219. The June 2017 note had accrued interest of $1,794 as of September 30, 2017.

The July 2017 derivative was valued as of July 10, 2017 at $114,292, of which $55,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $12,356 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $42,644. The July 2017 note had accrued interest of $1,160 as of September 30, 2017.

The August 2017 derivative was valued as of August 11, 2017 at $101,979, of which $60,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $8,219 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $51,781. The August 2017 note had accrued interest of $838 as of September 30, 2017.

The September 2017 derivative was valued as of September 18, 2017 at $89,771, of which $75,000 was recorded as a debt discount with the remaining amount that exceeded the face value of the note expensed. During the nine months ended September 30, 2017, $2,466 was amortized from the debt discount. The debt discount had a balance at September 30, 2017 of $72,534. The September 2017 note had accrued interest of $267 as of September 30, 2017.

Total accrued interest payable for the non-related party convertible notes was $534,737 and $361,503 as of September 30, 2017 and December 31, 2016, respectively.

The Company recorded total interest expense, including debt discount and beneficial conversion feature amortization, for all debt of $225,618 and $215,225 for the three months ended September 30, 2017 and 2016, respectively, and $650,226 and $657,271 for the nine months ended September 30, 2017, respectively.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash, accounts receivable, capitalized production costs, prepaid royalties, prepaid expenses, accounts payable, accrued compensation, accrued royalties, accrued interest, accrued expenses, unearned royalties, notes payable - related party and technology payables reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following tables provide a summary of the fair values of liabilities measured on a recurring basis as of September 30, 2017 and December 31, 2016:

September 30, 2017	Total	Level 1	Level 2	Level 3	Gains (Losses)

Derivative liabilities	$4,005,735	$-	$-	$4,005,735	$(1,757,960)

December 31, 2016	Total	Level 1	Level 2	Level 3	Gains (Losses)

Derivative liabilities	$1,934,617	$-	$-	$1,934,617	$(616,286)

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a multinomial lattice model simulation discussed below. At September 30, 2017 and December 31, 2016, the Company recorded current derivative liabilities of $4,005,735 and $1,934,617, respectively. The net change in fair value of the derivative liabilities resulted in a gain of $926,943 for the three months ended September 30, 2017 and losses of $592,785 for the three months ended September 30, 2016, $1,757,960 for the nine months ended September 30, 2017 and $398,509 for the nine months ended September 30, 2016. These gains and losses are reported as other income (expense) in the condensed statements of operations.

The following table presents details of the Company’s derivative liabilities for the nine months ended September 30, 2017:

Balance, December 31, 2016	$1,934,617
Increases in derivative value due to new issuances of notes	427,189
Derivative adjustment due to debt conversion	(114,031)
Change in fair value of derivative liabilities	1,757,960

Balance, September 30, 2017	$4,005,735

The Company calculated the fair value of the compound embedded derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of notes:

•	Stock prices on all measurement dates were based on the fair market value
•	Down round protection is based on the subsequent issuance of common stock at prices less than the conversion feature
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 506% to 563%

See Note 5 for a discussion of fair value measurements.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Common Stock

On August 21, 2017, the Board of Directors of the Company adopted resolutions authorizing an amendment to the Company’s Articles of Incorporation to approve a reverse stock split of the Company’s outstanding common stock at a ratio of 1-for-100 and to decrease the number of the Company’s authorized common shares from 2,000,000,000 shares to 800,000,000 shares. The par value of the Company’s common stock of $0.00001 per share was not adjusted in connection with the reverse stock split. The reverse stock split was approved by FINRA and went effective on October 5, 2017. The Company has given retroactive effect to the reverse stock split in the accompanying condensed financial statements for all periods presented.

As of September 30, 2017 and December 31, 2016, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

During the nine months ended September 30, 2017, the Company issued a total of 6,041,531 shares of its common stock to an accredited investor in conversion of $51,255 principal and $5,203 accrued interest payable at conversion prices ranging from $0.005 to $0.02 per share and settled $114,031 of derivative liabilities and reduced debt discount by $2,167. As a result of the debt conversions and derivative settlement, common stock was increased by $60 and additional paid-in capital was increased by $168,262. After giving retroactive effect to the reverse stock split, we increased the number of common shares outstanding by 11 shares due to rounding.

Preferred Stock

As of September 30, 2017, the Company was authorized to issue up to 25,000,000 shares of its $.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series.

On August 18, 2017, we issued 1,000 shares of our Series A Preferred Stock to Craig Holland, our Chief Executive Officer. The shares of Series A Preferred Stock entitle the holder to voting rights of the company equal to 51% of the then-outstanding voting rights on any matter properly brought before our shareholders for a vote. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is one of our executive officers, accredited and sophisticated, familiar with our operations, and there was no solicitation. The 1,000 shares were recorded at par value of $0.00001 per share for a total value of $0.01.

The Company’s Series A Preferred Stock has One Thousand (1,000) shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) the shares are automatically redeemed by the Company in the event: (a) Mr. Craig Holland is no longer an officer, director or consultant with the Company, or (b) the Company’s common stock is listed on a national exchange, if the listing rules require the shares to be eliminated; (v) no call rights by the Company; (vi) non-transferable; and (vii) the aggregate 1,000 shares have votes equal to 51% of the then-outstanding voting rights of the Company (including all common stock and any other series of preferred stock) on any matter properly brought before the Company’s stockholders for a vote.

The Company’s Series B Preferred Stock has Two Million Seven Hundred Thousand (2,700,000) shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock (post reverse stock split that was effective with FINRA on 10/5/2017); (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights.

The Company’s Series C Preferred Stock has Four Million Five Hundred Thousand (4,500,000) shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock (post reverse stock split that was effective with FINRA on 10/5/2017); (iv) no redemption rights; (v) no call rights by the Company; and (vi) each shares votes on an “as converted” basis, such that each share currently has 50 votes on all matters brought before the Company’s common stockholders for a vote.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of September 30, 2017, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

The Company did not grant any stock options or warrants during the nine months ended June 30, 2017, and did not record any stock-based compensation expense during the three months or nine months ended September 30, 2017 and 2016.

A summary of the status of the options and warrants issued by the Company as of September 30, 2017, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2016	5,600	$10.00

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2017	5,600	$10.00

The outstanding options expire on various dates beginning May 2020 through August 2020.

NOTE 8 - INCOME (LOSS) PER COMMON SHARE

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

For the three months ended September 30, 2017, potential dilutive securities included 244,382,250 shares issuable for convertible debt, using the treasury stock method. For the three months ended September 30, 2016 and the nine months ended September 30, 2017 and 2016, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of debt, options and warrants would be anti-dilutive.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had convertible notes payable to related parties totaling $1,447,041 as of September 30, 2017 and December 31, 2016. See Note 4 for a detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Accrued interest payable to related parties was $321,262 and $354,165 as of September 30, 2017 and December 31, 2016, respectively. Pursuant to amendments to convertible notes payable - related parties in July 2017, a total of $134,057 in accrued interest payable - related party was forgiven and contributed to capital.

As further discussed in Notes 4 and 11, on July 25, 2017, we entered into a series of Securities Exchange and Common Stock Purchase Agreements with related parties. The related parties agreed to exchange convertible notes payable into shares of our common stock on a post-reverse basis (based on a prospective 1-for-100 reverse stock split - see Note 7). The closing under Securities Exchange and Common Stock Purchase Agreements occurred on October 5, 2017 with the effectiveness of the referenced reverse stock split with FINRA. At the closing, substantially all accrued interest payable due under the convertible notes payable to related parties was waived.

NOTE 10 - MERGER

On July 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”). The Merger Agreement provides for the merger of Munzee with and into the Company, with the Company being the surviving corporation (the “Merger”). Upon closing of the Merger, the Company will issue the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of the Company’s Series C Convertible Preferred Stock, a series of preferred stock created subsequent to September 30, 2017 (see Note 12). On October 18, 2017, the Company closed the Merger (see Note 12.)

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, “Distinguishing Liabilities from Equity,” because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-4, “Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

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

NOTE 12 - SUBSEQUENT EVENTS

Convertible Note Conversion

On October 6, 2017, we received a notice from a holder of one of the last remaining convertible promissory notes to issue 567,500 shares of our common stock pursuant to the holder notifying us of its election to convert $11,350 of principal due under the promissory note into the shares. The shares were issued on October 10, 2017.

Additional Borrowing

On October 10, 2017, the Company received additional proceeds of $25,000 from the February 8, 2017 Convertible Promissory Note to an Accredited Investor. The note bears interest at 10% per annum and matures 12 months from its effective date. The Convertible Promissory Note was subsequently converted to Preferred Stock as outlined below.

Merger Agreement

On October 18, 2017, we closed the Merger with Munzee. At closing, in accordance with the Merger Agreement, Munzee merged with and into the Company, with the Company being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock. Each share of our Series C Convertible Preferred Stock is convertible into 50 shares of our common stock.

Securities Exchange and Common Stock Agreements

As discussed in Note 4, on July 25, 2017, we entered into Securities Exchange and Common Stock Agreements “CS Exchange Agreements”) with Craig Holland, Mick Donahoo, Robert Cowdell and the Holland Family Trust (together, the “CS Exchangers”), under which the CS Exchangers agreed to exchange certain promissory notes issued us to them into shares of our common stock automatically upon us completing a reverse stock split of our common stock with FINRA. On October 5, 2017, FINRA took our reverse stock split effective at the open of market. As a result, on October 5, 2017, we issued the CS Exchangers, the following shares of our post-split common stock: 37,849,200 shares to Craig Holland, 1,552,100 shares to Mick Donahoo, 3,072,100 shares to the assignee of Robert Cowdell, and 10,354,152 shares to the Holland Family Trust. These shares are all subject to a two-year lockup provision of the CS Exchange Agreements.

As discussed in Note 4, on July 25, 2017, we entered into Securities Exchange and Preferred Stock Agreements (the “PS Exchange Agreements”) with two accredited investors (together, the “PS Exchangers”). Under the PS Exchange Agreements, as amended, the PS Exchangers agreed to exchange certain promissory notes issued us to them into shares of our Series B Convertible Preferred Stock automatically upon us completing a reverse stock split of our common stock with FINRA. On October 5, 2017, FINRA took our reverse stock split effective at the open of market. As a result, on October 5, 2017, we issued the PS Exchangers, the following shares of our Series B Convertible Preferred stock: 214,966 shares to Accredited Investor #1, 1,942,322 shares and 51,094 shares to Accredited Investor #2. Also, one of the promissory notes with PS Exchangers remained open until it was closed on October 10, 2017. On October 10, 2017, we issued the 454,800 preferred shares to Accredited Investor #2. Each share of our Series B Convertible Preferred Stock is convertible into 50 shares of our common stock, but the PS Exchangers cannot convert their shares if such conversion would cause the holder to beneficially own more than 4.99% of our then-outstanding common stock.

Preferred Stock Conversion

On November 9, 2017, we received a notice from Accredited Investor #2, who is a shareholder of our Series B Preferred Stock, to convert 11,300 shares of Series B Preferred Stock into Common Stock. Each share of Series B Preferred Stock is convertible into 50 shares of Common Stock, and the 565,000 shares of Common Stock will be issued to the Accredited Investor within 5 business days from receiving the notice.

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

On July 31, 2017, we announced the signing of a definitive merger agreement dated July 26, 2017 between the Company and Munzee Inc. (“Munzee”). Munzee is known for the global scavenger hunt game of the same name (www.munzee.com). The two companies have been collaborating on AR games since 2016. Garfield GO was launched by using Munzee’s location data to instantly provide Garfield GO players with millions of digital treasure locations. The transaction closed on October 18, 2017. The combined company will retain the Freeze Tag name and continue to trade under the “FRZT” stock symbol.

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

Results of Operations

Revenues

Our revenues decreased $10,551 to $5,418 for the three months ended September 30, 2017 from $15,969 for the three months ended September 30, 2016, and decreased $48,669 to $14,125 for the nine months ended September 30, 2017 from $62,794 for the nine months ended September 30, 2016. Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release. Previously, the majority of our released game titles were “pay-per-download”, where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features, if they do. We anticipate the vast majority of our revenue in future years will be derived from consumers making in-game purchases in one of our free-to-play games and that revenue from consumers paying to download a game will be minimal. With the closing of our merger with Munzee, we anticipate our revenues will increase starting with the quarter ended December 31, 2017.

Operating Costs and Expenses

Our cost of sales decreased $38,732 to $29,754 for the three months ended September 30, 2017 from $68,486 for the three months ended September 30, 2016, and decreased $129,733 to $85,751 for the nine months ended September 30, 2017 from $215,484 for the nine months ended September 30, 2016. The decrease in cost of sales is due to fewer new titles that we have in development. Our cost of sales includes royalties, subcontractors and internal costs of programming, analytics, and design. With the closing of our merger with Munzee, we anticipate our cost of sales will increase starting with the quarter ended December 31, 2017.

Our selling, general and administrative expenses increased $37,426 to $161,850 for the three months ended September 30, 2017 from $124,424 for the three months ended September 30, 2016, and increased $33,913 to $451,466 for the nine months ended September 30, 2017 from $417,553 for the nine months ended September 30, 2016. The increase in selling, general and administrative expenses is due primarily from increased professional fees and travel expenses related to the Munzee merger and to professional fees related to the agreements to convert debt to equity. With the closing of our merger with Munzee, we anticipate our selling, general and administrative expenses will increase starting with the quarter ended December 31, 2017.

Other Income (Expense)

Our interest expense increased $3,316 to $218,541 for the three months ended September 30, 2017 from $215,225 for the three months ended September 30, 2016, and decreased $14,122 to $643,149 for the nine months ended September 30, 2017 from $657,271 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we continued to increase our convertible debt and the related debt discount that is amortized to interest expense. However, on a year-to-date basis, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years’ debt resulting from debt discount being fully amortized in prior periods.

Our estimate of the fair value of the derivative liabilities for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material. Our derivative liabilities also increase with the increase in our convertible debt. We reported a gain on change in derivative liabilities of $926,943 for the three months ended September 30, 2017 and losses on change in derivative liabilities of $592,785 for the three months ended September 30, 2016 and $1,757,960 and $398,509 for the nine months ended September 30, 2017 and $2016, respectively.

With the closing of share exchange agreements with most of our noteholders we anticipate our interest expense and change in derivative liabilities will substantially decrease beginning with the quarter ended December 31, 2017.

Provision for Income Taxes

Currently our provision for income taxes is not material to our operations, and is comprised of minimum state income taxes, recognized in the period when paid.

Net Loss

As a result of the above, we reported net income of $522,216 for the three months ended September 30, 2017 and net losses of $984,867 for the three months ended September 30, 2016 and $2,925,401 and $1,628,305 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Introduction

As of September 30, 2017, we had current assets of $43,462 and current liabilities of $9,497,475, resulting in a working capital deficit of $9,454,013. In addition, we had an accumulated deficit of $14,039,330 at September 30, 2017. Our current liabilities and working capital deficit are negatively impacted by our derivative liabilities, which had a balance of $4,005,735 as of September 30, 2017. We do not believe, however, that our derivative liabilities will require cash to be extinguished.

During the nine months ended September 30, 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash balance as of September 30, 2017 was $31,367, and our monthly cash flow burn rate is currently approximately $56,000. As a result, we have significant short-term cash needs. These needs are currently being satisfied primarily from the proceeds from short-term convertible debt. We intend to raise additional capital through the issuance of debt from third parties and other related parties until such time as our cash flows from operations will satisfy our cash flow needs. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $507,567 in operating activities for the nine months ended September 30, 2017 as a result of our net loss of $2,925,401, increase in other assets of $38, and decreases in accounts payable of $6,584 and unearned royalties of $14, partially offset by non-cash expenses totaling $2,121,517, decreases in accounts receivable of $52 and prepaid expenses and other current assets of $879 and increases in accrued expenses of $22,431, accrued interest payable - related party of $101,154 and accrued interest payable of $178,437.

By comparison, we used net cash of $576,891 in operating activities for the nine months ended September 30, 2016 as a result of our net loss of $1,628,305 and decrease in unearned royalties of $3,686, partially offset by non-cash expense of $780,430, decreases in accounts receivable of $3,732 and prepaid expenses and other current assets of $804, and increases in accounts payable of $59, accrued expenses of $1,727, accrued interest payable - related party of $108,330 and accrued interest payable of $160,018.

We had no net cash provided by or used in investing activities for the nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, we had net cash provided by financing activities of $519,000, comprised of proceeds from convertible notes payable. We had net cash provided by financing activities of $557,096 for the nine months ended September 30, 2016, comprised of proceeds from note payable of $58,096 and proceeds from convertible notes payable of $499,000.

Convertible Note Payable

On February 8, 2017, we entered into a convertible promissory note (the “Note”) with an accredited investor (the “Accredited Investor”) under which the Accredited Investor agreed to loan us up to $500,000. The Note bears interest at 10% per annum and matures on February 8, 2018. Under the terms of the Note, the Accredited Investor loaned us $55,000 upon execution of the Note, $55,000 on July 10, 2017, $60,000 on August 11, 2017 and $75,000 on September 18, 2017, and can loan us the additional amounts up to $500,000 at any time in their sole discretion. The Accredited Investor has the right, at any time after February 8, 2017, at its election, to convert all or part of the amounts due to it under the Note into shares of our common stock. The conversion price shall be the lesser of (a) $0.0003 per share of our common stock or (b) Fifty Percent (50%) of the average of the three (3) lowest trade prices on three (3) separate trading days of our common stock recorded after February 8, 2017, or (c) the lowest effective price per share granted to any person or entity after February 8, 2017 to acquire our common stock or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire our common stock or outstanding our common stock equivalents, excluding any lower price per share offered to any of our officers and directors. However, the Accredited Investor may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock. The Note also contains piggyback registration rights. In the event we default under the terms of the Note, we immediately owe 150% of the principal amount then due under the Note.

Securities Exchange and Note Amendment Agreements

As more fully discussed in Notes 4 and 12 to our Condensed Financial Statements, on July 25, 2017, we entered into a series of Securities Exchange and Common Stock Purchase Agreements with the holders of substantially all of our related party convertible notes payable. Pursuant to the agreements, the related parties agreed to exchange promissory notes issued by us into shares of our common stock, on a post-reverse stock split basis (based on a prospective 1-for-100 reverse stock split effective October 5, 2017). The closing under the exchange agreements occurred on October 5, 2017 automatically upon the effectiveness of the referenced reverse stock split with FINRA. At the closing, the accrued interest payable due under the related party convertible notes payable was waived.

The Company and the related parties holding the related party convertible notes payable not extinguished through the Securities Exchange and Common Stock Purchase Agreements entered into amendments to the notes in order to: (i) make the notes non-interest bearing, (ii) change the conversion price to a fixed conversion price of $0.0002 per share (on a post-reverse stock split basis), and (iii) waive all accrued interest payable. As a result, a total of $134,057 accrued interest payable - related party was forgiven and contributed to capital.

As more fully discussed in Notes 4 and 12 to our Condensed Financial Statements, on July 25, 2017, we entered into a series of Securities Exchange and Preferred Stock Purchase Agreements with the holders of all of our non-related party convertible notes payable. Pursuant to the agreements, the note holders agreed to exchange promissory notes issued by us into shares of our Series B Convertible Preferred Stock. The closing under the exchange agreements occurred on October 5, 2017 upon the effectiveness of the referenced reverse stock split with FINRA. At the closing, the accrued interest payable due under convertible notes payable was waived.

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

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2017, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we had the following unregistered sales of equity securities:

During the three months ended September 30, 2017, we issued a total of 1,642,500 shares of our common stock to a non-affiliate holder of one of our outstanding convertible promissory notes pursuant to notices of conversion submitted to us from the holder notifying us of their election to convert a total of $32,850 principal due under the promissory note into the shares. Due to the length of time since the holder lent us the funds and that the holder has held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (14)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 - Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 - Holland Family Trust

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 - Craig Holland Debt

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 - Craig Holland Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 - Mick Donahoo Salary

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 - Mick Donahoo Debt

10.28 (9)	Convertible Promissory Note (10%) dated December 31, 2013 - Robert Cowdell

10.29 (15)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.30 (11)	Convertible Promissory Note (10%) dated September 30, 2014 - Holland Family Trust

10.31 (11)	Convertible Promissory Note (10%) dated September 30, 2014 - Craig Holland

10.32 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.33 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.34 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.35 (13)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.36 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 - Craig Holland

10.37 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 - Mick Donahoo

10.38 (13)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.39 (15)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.40 (16)	License Agreement with Munzee, Inc. dated October 19, 2016

10.41 (16)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.42 (17)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.43 (17)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.44 (18)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.45 (18)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.46 (18)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.47 (18)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.48 (18)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.49 (18)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.50 (18)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: November 14, 2017	By:	/s/ Craig Holland
Craig Holland
	Its:	President and Chief Executive Officer

