Form 10-K
period 2017-12-31
Freeze Tag, Inc.
filed 2018-04-02
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2017: $2,841,071 based on the closing price of $0.30 on June 30, 2017 of our common stock (adjusted for reverse stock split). The voting stock held by non-affiliates on that date consisted of 9,470,238 shares of common stock (adjusted for reverse stock split).

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 2, 2018, there were 72,306,123 shares of common stock, par value $0.00001, issued and outstanding.

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

Freeze Tag, Inc.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated as Freeze Tag, Inc. in February 2006 in the State of Delaware. In March 2006, Freeze Tag, LLC, our predecessor which was formed in October 2005, was merged with and into Freeze Tag, Inc. In October of 2017, we completed a merger transaction with Munzee Inc. in a transaction in which Freeze Tag, Inc. became the surviving entity and both companies merged their operations together. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, the financial results of operations of the combined company will be included in the Company’s financial statements. The new combined entity maintains offices in Tustin, California and McKinney, Texas. Other corporate actions that occurred as a result of the merger are that Robert Vardeman, Jr., former CEO of Munzee Inc. became President of Freeze Tag, Inc. and both Robert Vardeman, Jr. and Robert D. Vardeman were added to the Freeze Tag, Inc. Board of Directors. The new Board of Directors consists of Craig Holland, Mick Donahoo, Robert Vardeman, Jr., and Robert D. Vardeman.

Business Overview

Freeze Tag, Inc. is a creator of location-based, mobile social games that are fun and engaging for consumers and businesses. Based on a free-to-play business model that has propelled games built and marketed by some of our competitors to worldwide success, we employ state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy our games for free, and, if they so choose, they can purchase virtual items and additional features within the game to increase the fun factor.

Founded by gaming industry veterans, Freeze Tag has launched several successful games over the course of its history. Our current portfolio includes hits such as Munzee®, a social platform with over 7 million locations worldwide and hundreds of thousands of players that blends gamification and geolocation into an experience that rewards players for going places in the physical world, Garfield Go, a Pokemon Go style augmented reality game based on the iconic cat Garfield, WallaBee®, an addictive collecting game with over 2,000 beautifully drawn digital cards, as well as many social mobile games that provide endless hours of family-friendly fun. We also offer our technology and services to third party businesses that want to leverage mobile gaming in their marketing and branding programs. For example, our Eventzee® solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences.

Our newest location based product, ZeeTours, was launched in December 2017 through a marketing contract with Groupon. ZeeTours is a location-based smartphone game that combines fitness, learning and fun into a zany walking tour.

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

We have also announced our intention to grow through acquisition. The merger with Munzee Inc. is evidence that we are making progress on our intention to grow the business through merging and/or acquiring other companies in our field. We feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders. In the event we do enter into any such transactions in the future, such transactions will likely be accomplished through the issuance of shares of our stock and/or in connection with a strategic financial investor, and not with cash directly from us unless and until our cash position improves.

Augmented Reality and Geo Location Games Market

In 2017, we launched Garfield Go, the company’s first augmented reality location based game (prior to the merger with Munzee Inc.). Garfield Go has become popular with our customers and has helped us to become more proficient in the development of augmented reality and location-based applications. We look forward to expanding our portfolio of games and applications that include augmented reality features because we believe that consumers are looking for new and exciting gaming experiences. We believe the future market potential for games and applications for consumers and businesses that include augmented reality is growing and will continue to expand.

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

Free-to-play Business Model

The free-to-play business model for games was pioneered on the PC platform and has exploded globally on the mobile platform. The free-to-play model allows users to download and play an enjoyable, but limited, portion of a game for free. If the user wants to access premium features or special virtual items to increase the fun factor, then the user is required to pay, usually $0.99 per feature or item or $0.99 for a bundle of virtual items. For example, if a player has run out of “lives” or “moves” in a game, the player is given two options: 1) Wait for the lives to re-charge which involves waiting but no expense of money or virtual currency; 2) Spend money or virtual currency to buy additional “lives” and keep playing immediately. We use this business model in our Garfield Go game, where players can purchase additional food items to feed Garfield. In Munzee, players can purchase blast caps to capture virtual Munzees deployed near them.

In a just a few years, the free-to-play business model has proven to be a very successful model for mobile games. The revenue potential of a game largely depends on the fun-factor and popularity of the game and the game creator’s proprietary techniques for encouraging the player to make a purchase decision – without overly offending the player. The potential for rapidly spreading the game through social networks and small in-game purchases can add up to a very sizeable business opportunity. One of the top grossing games since it was launched in 2012, owned and marketed by King Digital, one of our competitors, is called Candy Crush Saga, a seemingly simple game where a user combines 3 or more color candies on a puzzle board to get points. Think Gaming, a service that analyzes and consults to mobile “freemium” game makers, publishers and investors, estimates that Candy Crush Saga grossed over $425,000 per day in 2015, or over $150 million per year, with a lifetime user revenue of merely $3.00 from in-game purchases.

Candy Crush Saga Estimated Revenue

(Source: ThinkGaming.com)

While the success of Candy Crush Saga illustrates the potential market of so called “free-to-play” games, we have no relationship with King Digital or any of its games, and cannot expect and cannot predict that any of our launched games or games in development can have anywhere close to the success of games of our competitors. We have historically been unable to break even, much less ever enjoyed success of a game that generates multi-millions of dollars in revenues. Nevertheless, our business model is to attempt to develop and launch successful games. However, there is no assurance we will ever be able to do so.

Going forward, we plan on the majority of Freeze Tag’s mobile games to be based on the free-to-play model. In addition, we believe that games are more fun with friends, so we connect our players with major social networks such as Facebook and Twitter to enhance the games’ addictiveness, enjoyment and world-of-mouth referrals. In executing our business model, we have previously employed a proprietary game engine and real-time data analytics to dynamically optimize the gaming experience for revenue generation.

In the future, we plan to continue to employ our game engine, and where and when appropriate, we will develop specific games using the Unity Development platform. Unity (www.unity3d.com) has become the development platform of choice for many game studios, and allows us to quickly access additional talent in game development. We also plan to utilize other technologies in their native development environment (such as HTML5) as circumstances dictate. This shift will allow us to find the best development teams, engineering teams, and partners to help us quickly deploy our games.

Explosive Growth for Mobile Games

According to a 2016 report from Newzoo (a global market research firm with a primary focus on games), the global market for mobile games revenue will increase from $29.7 billion in 2015 to $58.1 billion in 2020, translating into a compound annual growth rate (CAGR) of 14.3%.

Source: Newzoo 2016 Mobile Games Report

A Truly Global Market

The market for mobile applications grows as the number of smartphones and tablets increases. As of 2016, smartphone penetration reached 2.3 billion users or about 31% of the total global population. However, there is much room for growth. In 2016, almost half of the global users were found in the Asian Pacific region with other areas of the world such as Latin America and the Middle East/Africa set to record impressive growth, according to the Newzoo Mobile Games Report.

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

The Freeze Tag Strategy

In targeting the global market for mobile games, we are highly focused on developing mobile social games that are casual, fun and engaging for all ages and gender. The free-to-play business model combined with the use of best-in-class development environments (be it the Freeze Tag Game Engine, Unity3D, HTML/CSS/Javascript engines or other technology) and Analytics and Deployment tools, allows us to systematically launch, optimize and monetize our games. We design our games to be never ending entertainment that our users will enjoy playing and be willing to pay us $0.99 or more from time-to-time for special features and virtual items to keep having fun. We believe that the free-to-play model should not be run as a sprint but rather as a marathon. Over the span of several months, or even years, each game is continuously subject to this optimization process to increase user enjoyment and financial return to the company.

Distribution and Marketing

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store and Amazon’s App Store. We also sell to our players directly through our own web site http://www.freezetag.com and http://store.freezetag.com. We work with payment vendors like Shopify, Square and PayPal to process our online payments. In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Facebook App Store, the Mac App Store and PC Download portals such as Big Fish Games and Gamehouse.

User Acquisition

In the free-to-play business model, a constant stream of new players is necessary to be successful. So, we have partnered with advertising networks and lead generation companies such as Facebook and Google to help us reach the appropriate audience for our products. We also employ data analytics to determine which creative messages and which lead referral sources are bringing in the most players who spend money in our games.

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

Dynamic Game Engine(s)

Over the years, we have developed a proprietary dynamic game engine (Freeze Tag Engine) that allows us to make changes to game play and game economies on-the-fly, in most cases, without requiring the download of another update. We also integrate several business analytics packages, and other key game management tools into our games that provide us with real time data to measure detailed player behavior, and respond directly to that behavior. Starting in 2014 and continuing forward, we began using the Unity3D Development Engine (www.unity3d.com). We have optimized and are continuing to optimize this engine in many of the same ways that our own engine was optimized. However, we continue to develop our own game engine which uses web-friendly technology that can be easily ported to the most popular mobile platforms, iOS and Android. As our games have become more sophisticated with the need for constant data connection and several points of data required to be associated with physical locations on a map, we have developed server-side tools to handle these requirements.

Platform Portability - Dynamic Game Engine(s)

Over the years, the Freeze Tag Game Engine has allowed us to the ability to port across multiple platforms using a single codebase. We continue to look to contract with outside teams and outside contractors, allowing us to maintain a smaller internal team.

As we continue our development efforts in 2018, our approach is to review the technical requirements of the game we want to develop, then make a decision as to which Game Engine is the most appropriate to implement for that development effort, whether that be our own proprietary game engine based on web technologies or third party platforms such as Unity 3D.

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

Augmented Reality and Geolocation Games Development

In 2016, Freeze Tag’s development team began working on a series of augmented reality/geolocation products designed to address this growing market. We signed a licensing agreement with the experienced geolocation application company Munzee (http://frzt.us/2mkXT95). We liked working with the Munzee team so much that we decided to combine forces and merge our operations in October 2017. We continue to work on augmented reality and location based games for the future.

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

We compete with a continually increasing number of successful location based mobile game companies, including Niantic (makers of Pokemon Go), Geocaching, Seek, Snatch and many others.

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

Wherever possible, we own registered trademark protection for properties we develop. As the digital markets evolve, there are and will continue to be many competitors who will imitate successful game properties. We are investing in trademark protection to create game brands and protect them. For example, we have received approval from the United States Patent and Trademark Office to register Party Animals®, Unsolved Mystery®, Unsolved Mystery Club®, Ancient Astronauts®, Victorian Mysteries®, Grimm Reaper® and Rocket Weasel® for all gaming platforms. Munzee Inc. has previously received approval for the trademarks Munzee®, Eventzee®, and WallaBee®. These marks will assist us in defending against copycats who may try to incorporate these terms into their game titles.

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

Garfield Licensing Relationship

In October of 2016, we entered into a licensing agreement with one of the most well-known comic character brands in the world, Garfield the cat. Paws Inc. is the licensing company that administers and represents the intellectual property rights of Garfield, Odie, Jon, and all of the characters in the Garfield comics universe. Our non-exclusive agreement (http://frzt.us/2nmY31o) gives us the ability to include the Garfield characters in our games in exchange for a share of the revenue we generate in those specific games. By the end of 2016, we had launched two games that featured Garfield, Kitty Pawp Featuring Garfield and Garfield Trivia. In June of 2017, we launched our first augmented reality game featuring Garfield called Garfield Go.

Business Acquisitions

In addition to our current operations, we propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. The merger with Munzee Inc. is evidence of our pursuit of this strategy. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations. Presently, if we acquire any businesses we envision such acquisition being completed either with our shares of our stock or with the assistance of a strategic funding partner. We currently do not have substantial funds, or a revenue stream, to make acquisitions utilizing cash.

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

Government Regulation

Because of our recent partnership with Paws Inc. (Garfield license), and our development of Augmented Reality / Geolocation games, and the types of data that we collect in those games, we must be more mindful of government regulations regarding the Children’s Online Privacy Protection Act or COPPA. To protect minors on the Internet (and now mobile devices), U.S. officials passed The Children’s Online Privacy Protection Act (COPPA). Essentially, COPPA governs online data collection of people aged 13 and younger. The COPPA rules define privacy policy requirements, data collection parameters, and the process of acquiring verifiable parental consent. In the past, we have disclosed the information that we collect in Privacy Policies, but now need to focus on getting parental approval for certain types of applications as they relate to children under the age of 13.

Our Employees

We have 16 employees and 7 contractors (23 total), that work in our offices in Tustin, California, McKinney, Texas, and other remote locations throughout the world. 5 of these are managers, 3 are administrative staff, and the remaining 15 are artists, engineers, production staff, etc. We also work with other artists, engineers, designers, and contractors on and as-needed basis.

Description of Property

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $977 per month. Our production office in Texas is located at 1720 Bray Central Drive, McKinney, TX 75069 and we are currently at the end of the first year of a 3 year lease. Current monthly lease payment for 15,000 sq feet of space is $15,000 per month plus utilities, and we anticipate that will soon be reduced significantly as we move into a smaller space within the same office complex.

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

Risk Factors Related to the Business of the Company

We have incurred losses from operations, and we may never generate substantial revenue or become profitable.

We incurred net losses of $9,592,287 for the year ended December 31, 2017 (including a non-cash impairment expense of $9,520,345). As of December 31, 2017, we had a working capital deficit of $519,684 and a total stockholders’ deficit of $459,692. The Company reported net cash provided by operating activities of $7,684 and $50,286 for the years ended December 31, 2017 and 2016, respectively. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. There can be no assurance that we will be successful in these efforts.

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

Historically, Munzee has relied on cash flow from operations to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2017, was $167,492, and our projected monthly expenditures rate is approximately $165,000. For the year ended December 31, 2017, our revenues were $2,217,975.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

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

Our success will depend, in part, on our ability to attract and retain key management, including primarily Robert Vardeman, Jr., Craig Holland and Mick Donahoo, technical experts, and sales and marketing personnel. We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The loss of key personnel could limit our ability to develop and market our products.

Because our officers and directors control our common stock vote, they have the ability to influence matters affecting our shareholders.

As of December 31, 2017, there were 69,786,123 outstanding shares of Common Stock, no outstanding shares of Series A Preferred Stock (“Series A Preferred”), 2,585,882 shares of Series B Preferred Stock (“Series B Preferred”), and 4,355,000 shares of Series C Preferred Stock (“Series C Preferred”). Our officers and directors own a significant portion of the common stock vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

The planned timing or introduction of new casual games is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new casual games, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our applications is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand. In addition, new applications may not achieve sufficient market acceptance to offset the costs of development. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and the availability of other entertainment activities. A shift in Internet or mobile device usage or the entertainment preferences of our customers could cause a decline in our applications’ popularity that could materially reduce our revenues and harm our business.

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

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The COPPA rules define privacy policy requirements, data collection parameters, and the process of acquiring verifiable parental consent. In the past, we have disclosed the information that we collect in Privacy Policies, but now need to focus on getting parental approval for certain types of applications as they relate to children under the age of 13. Although we have verification procedures in place to ensure we do not violate COPPA, in the event those safeguards fail, we could be subject to fines and/or lawsuits, and harm our business in other ways.

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

As of the end of the period covered by this report, we have 2,585,882 shares of our Series B Preferred Stock outstanding, which are convertible into an aggregate of 129,294,100 shares of our common stock. In the event the holder(s) convert such shares of preferred stock into common stock significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock

As of the end of the period covered by this report, we have 2,585,882 shares of our Series B Preferred Stock outstanding, which are convertible into an aggregate of 129,294,100 shares of our common stock. Although under the terms of the agreements with the holders of our Series B Preferred Stock, the number of shares of common stock issuable upon the conversion of their shares of preferred stock cannot exceed an amount that would cause the beneficial ownership of the holder and its affiliates to own more than 4.99% of our outstanding shares of Common Stock, the issuance of almost 5% of our outstanding common stock in a short period time, possibly happening multiple times, would cause substantial dilution to our shareholders. In the event the holder(s) of such preferred stock convert shares of their preferred stock into common stock significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. We also have 4,355,000 shares of our Series C Preferred Stock outstanding which will eventually be convertible into 217,750,000 shares of our common stock, but they are locked-up until the date that is two years from the date we closed the merger with Munzee, Inc.

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

ITEM 2 – PROPERTIES

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $977 per month. Our production office in Texas is located at 1720 Bray Central Drive, McKinney, TX 75069 and we are currently at the end of the first year of a 3 year lease. Current monthly lease payment is $15,000 per month plus utilities for 15,000 square feet of space, and we anticipate that will soon be reduced significantly as we move into a smaller space within the same office complex.

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

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2017 and 2016, as as best we could estimate from publicly-available information. We underwent a 1-for-100 reverse stock split effective October 5, 2017. The stock prices set forth below are adjusted to reflect the reverse stock split.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2016	First Quarter	$0.19	$0.081
	Second Quarter	$0.18	$0.10
	Third Quarter	$0.08	$0.01
	Fourth Quarter	$0.05	$0.01

2017	First Quarter	$0.03	$0.01
	Second Quarter	$1.30	$0.01
	Third Quarter	$0.30	$0.09
	Fourth Quarter	$0.12	$0.025

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

Holders

As of December 31, 2017, there were 69,786,123 shares of our common stock outstanding held by approximately 128 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2017: $2,841,071 based on the closing price of $0.30 on June 30, 2017 of our common stock (adjusted for reverse stock split). The voting stock held by non-affiliates on that date consisted of 9,470,238 shares of common stock (adjusted for reverse stock split).

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently 1,518,421 options outstanding, to purchase shares of our common stock.

Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. On December 5, 2017, our Board of Directors granted options to purchase a total of 1,512,821 shares of our common stock

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan (the “2006 Plan”). The 2006 Plan terminated during the year ended December 31, 2016. As of December 31, 2017, there were 5,600 options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

As of December 31, 2017, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2006 plan)	5,600	$10.00	-
Equity compensation plans approved by security holders (2017 plan)	1,512,821	$0.039	8,487,179
Equity compensation plans not approved by security holders	-	-	-
Total	1,518,421	$0.076	8,487,179

Recent Issuance of Unregistered Securities

During the quarter ended December 31, 2017, we issued a total of 3,865,000 common shares recorded at par value to an accredited investor in conversion of 77,300 shares of our Series B Preferred Stock. The shares of our common stock were issued without restrictive legend in accordance with Rule 144 due to the time the holder held the shares of our Series B Preferred Stock and the prior securities of the company.

On December 5, 2017, our Board of Directors granted the following options to purchase our common stock under the 2017 Freeze Tag, Inc. Non-Qualified Stock Option Plan:

Name	No. of Options	Exercise Price	Expiration

Mick Donahoo	1,025,641	$0.039	Ten Years
Cecie Newman	256,410	$0.039	Ten Years
Other Employees/Consultants	230,770	$0.039	Ten Years

Total	1,512,821

All of the option grants were to members of our executive management team, employees, or independent consultants. The options issued to Mick Donahoo were issued in lieu of $40,000 of accrued vacation time. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, since the recipients are our executive management team, employees, or independent consultants, and they are either accredited or sophisticated investors, and familiar with our operations.

As noted herein, on October 18, 2017, we closed the Merger with Munzee. As a result, on October 18, 2017, we issued the Munzee shareholders, the following shares of our Series C Convertible Preferred Stock: 2,659,128 shares to Rob Vardeman, 868,287 shares to Scott Foster, 339,174 shares to Don Vardeman, 325,607 shares to Chris Pick, and 162,804 shares to Aaron Benzick. Rob Vardeman is now our President and one of the members of our Board of Directors and Don Vardeman is now one of the members of our Board of Directors. These shares were issued with a standard Rule 144 restrictive legend. Based on the representations of the Merger Agreement, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

As disclosed in our Current Report on Form 8-K filed with the Commission on July 31, 2017, on July 25, 2017, we entered into Securities Exchange and Common Stock Agreements (the “CS Exchange Agreements”) with Craig Holland, Mick Donahoo, Robert Cowdell and the Holland Family Trust (together, the “CS Exchangers”), under which the CS Exchangers agreed to exchange certain promissory notes issued us to them into shares of our common stock automatically upon us completing a reverse stock split of our common stock with FINRA. On October 5, 2017, FINRA took our reverse stock split effective at the open of market. As a result, on October 5, 2017, we issued the CS Exchangers, the following shares of our post-split common stock: 37,849,200 shares to Craig Holland, 1,552,100 shares to Mick Donahoo, 3,072,100 shares to the assignee of Robert Cowdell, and 10,354,152 shares to the Holland Family Trust. These shares were all subject to a two-year lockup provision of the CS Exchange Agreements. These shares were issued with a standard Rule 144 restrictive legend. Based on the representations of the CS Exchangers in the CS Exchange Agreements, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

As disclosed in our Current Report on Form 8-K filed with the Commission on July 31, 2017, on July 25, 2017, we entered into Securities Exchange and Preferred Stock Agreements (the “PS Exchange Agreements”) with three different accredited investors (together, the “PS Exchangers”), under which the PS Exchangers agreed to exchange certain promissory notes issued us to them into shares of our Series B Convertible Preferred Stock automatically upon us completing a reverse stock split of our common stock with FINRA. On October 5, 2017, FINRA took our reverse stock split effective at the open of market. As a result, on October 5, 2017, we issued the PS Exchangers, the following shares of our Series B Convertible Preferred stock: 214,966 shares to Accredited Investor #1, 1,942,322 shares to Accredited Investor #2, and 51,094 shares to Accredited Investor #3. Also, one of the promissory notes with PS Exchangers remained open until it was closed on October 10, 2017. On October 10, 2017, we issued the PS Exchangers, the following shares of our Series B Convertible Preferred stock: 454,800 preferred shares to Accredited Investor #2. These shares were issued with a standard Rule 144 restrictive legend. Based on the representations of the PS Exchangers in the PS Exchange Agreements, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were accredited and sophisticated, familiar with our operations, and there was no solicitation.

On October 6, 2017, we received a notice from a non-affiliate holder of one of the last remaining convertible promissory note to issue 567,500 shares of our common stock pursuant to the holder notifying us of their election to convert $11,350 of principal due under the promissory note into the shares. The shares were issued on October 10, 2017. Due to the length of time since the holder lent us the funds and that the holder has held the note, the shares were issued without a standard Rule 144 restrictive legend. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

Unless otherwise noted, all of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. Many investors represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities. In most cases, we made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. All securities issued were restricted with an appropriate restrictive legend on certificates issued stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the year ended December 31, 2017 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Merger Transaction

On October 18, 2017, we closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into our corporation, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, the financial results of operations of the combined company will be included in the Company’s financial statements. Accordingly, the results of operations and cash flows for the year ended December 31, 2017 may not be comparable to the results of operations for the year ended December 31, 2016.

Summary Overview

Freeze Tag, Inc. is a creator of location-based, mobile social games that are fun and engaging for consumers and businesses. Based on a free-to-play business model that has propelled games built and marketed by some of our competitors to worldwide success, we employ state-of-the-art data analytics and proprietary technology to dynamically optimize the gaming experience for revenue generation. Players can download and enjoy our games for free, and, if they so choose, they can purchase virtual items and additional features within the game to increase the fun factor.

Founded by gaming industry veterans, Freeze Tag has launched several successful games over the course of its history. Our current portfolio includes hits such as Munzee, a social platform with over 7 million locations worldwide and hundreds of thousands of players that blends gamification and geolocation into an experience that rewards players for going places in the physical world, Garfield Go, a Pokemon Go style augmented reality game based on the iconic cat Garfield, WallaBee, an addictive collecting game with over 2,000 beautifully drawn digital cards, as well as many social mobile games that provide endless hours of family-friendly fun. We also offer our technology and services to businesses that want to leverage mobile gaming in their marketing and branding programs. For example, our Eventzee solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences.

Our newest location based product, ZeeTours, was launched in December 2017 through a marketing contract with Groupon. ZeeTours is a location-based smartphone game that combines fitness, learning and fun into a zany walking tour.

Central to Freeze Tag’s core strategy is capitalizing on two fast-growing trends in the mobile applications world: augmented reality gaming and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting augmented reality location-based games that can serve as a location-based advertising network.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, we incurred a net loss of $9,592,287 for the year ended December 31, 2017. As of December 31, 2017, we had a working capital deficit of $519,684 and a total stockholders’ deficit of $459,692. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Exclusive of the non-cash impairment expense of $9,520,345, the net loss for the year ended December 31, 2017 would have been $71,942. Additionally, we reported net cash provided by operating activities of $7,684 and $50,286 for the years ended December 31, 2017 and 2016, respectively. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient.

Our ability to continue as a going concern is dependent upon successfully executing its plans to attain a successful level of operations. Our financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgments that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable and actual results may differ. For further information on our significant accounting policies see Note 2 to our financial statements included in this filing.

The following is a summary of our critical accounting policies that involve estimates and management’s judgment.

Revenue Recognition

Our revenues are derived primarily by licensing software products in the form of mobile games for smartphone and tablet platforms. We recognize revenue from the sale of our products in accordance with current accounting standards upon the transfer of title and risk of loss to its customers, and once any performance obligations have been completed. Revenue from product sales is recorded net of processing costs.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on our estimates of potential future product returns and other allowances related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of the related invoices, and represents our best estimate of probable credit losses in its existing trade accounts receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2017 and 2016.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. At December 31, 2017, we reviewed the intangible assets and determined that an impairment expense of $37,800 was required.

The excess of the cost over the fair value of net assets of acquired in the Merger is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2017, we reviewed the goodwill recorded in the Merger and determined that an impairment expense of $9,482,545 was required.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. We had no assets and liabilities required to be measured on a recurring basis at December 31, 2017 and 2016.

The current assets and current liabilities reported on our balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting.” The amendments of ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance of ASU No. 2017-09 is effective for years beginning after December 15, 2017, including interim periods within those years. We assessed the impact of this ASU and do not believe that its adoption will have a significant impact on our financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, “Distinguishing Liabilities from Equity,” because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

As discussed above, revenues for the year ended December 31, 2016 and the period January 1, 2017 through October 17, 2017 are Munzee revenues. Revenue from product sales is recorded net of processing costs. From October 18, 2017 through December 31, 2017, revenues are comprised of revenues of both Munzee and Freeze Tag. Revenues decreased $141,784 to $2,217,975 for the year ended December 31, 2017 from $2,359,759 for the year ended December 31, 2016. The primary reason for the decrease in revenues in the current year was due to the closing down of the Munzee Marketplace store, which was shut down prior to the merger and which also resulted in a decrease in Cost of Sales and other expenses, partially offset by the contribution of Freeze Tag revenues subsequent to the Merger.

Cost of Sales

Cost of sales decreased $622,278 to $309,467 for the year ended December 31, 2017 from $931,745 for the year ended December 31, 2016. The decrease was a result of lower revenues and shutting down operations of the Munzee Marketplace store prior to the merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $502,797 to $1,904,035 for the year ended December 31, 2017 from $1,401,238 for the year ended December 31, 2016. Contributing to the increase were professional fees, travel and other costs relating to the merger and the inclusion of Freeze Tag expenses from the date of the merger to the end of the current fiscal year.

Impairment Expense

In the Merger, we recorded identifiable intangible assets totaling $495,200 and goodwill of $9,482,545 based on the valuation report of an independent consulting firm. Accounting rules require that intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. At December 31, 2017, we reviewed the intangible assets and determined that a non-cash impairment expense of $9,520,345 was required, comprised of an impairment of identifiable intangible assets of $37,800 and an impairment of goodwill of $9,482,545. We recorded no impairment expense for the year ended December 31, 2016.

Other Income (Expense)

Our interest and other income is currently immaterial to our operations and totaled $4,571 and $0 for the years ended December 31, 2017 and 2016, respectively.

Interest expense primarily from automobile loans is also currently immaterial to our operations and totaled $4,891 and $2,394 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, all interest-bearing debt had been retired.

We sold all automobiles and also abandoned certain leasehold improvements during the year ended December 31, 2017. Although we received total proceeds $47,251 from the sale of automobiles, we recognized a loss on disposition of $46,621. We had no gain or loss from disposition of property and equipment for the year ended December 31, 2016.

Provision for Income Taxes

The provision for income taxes was $29,474 and $7,314 for the years ended December 31, 2017 and 2016, respectively. The $29,474 provision for the year ended December 31, 2017 consists primarily of a provision for income taxes on the pre-merger income of Munzee.

Net Income (Loss)

As a result of the above, we reported a net loss of $9,592,287 for the year ended December 31, 2017 and net income of $17,068 for the year ended December 31, 2016. The primary reason for the net loss in the current year was the above-described impairment expense, which was a non-cash expense.

Liquidity and Capital Resources

Introduction

As of December 31, 2017, we had current assets of $214,244, including cash of $167,492, and current liabilities of $733,928, resulting in a working capital deficit of $519,684. In addition, we had a total stockholders’ deficit of $459,692 at December 31, 2017.

During the years ended December 31, 2017 and 2016, we generated net cash from operating activities of $7,684 and $50,286, respectively. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash provided by operating activities was $7,684 for the year ended December 31, 2017 as a result of our net loss of $9,592,287, increases in accounts receivable of $1,481 and other assets of $15,000, and a decrease in accrued expenses of $24,848, offset by non-cash expenses totaling $9,625,484, a decrease in prepaid expenses and other current assets of $9,813 and an increase in accounts payable of $6,003.

By comparison, net cash provided by operating expenses was $50,286 for the year ended December 31, 2016 as a result of our net income of $17,068, non-cash expenses of $22,245 and an increase in accounts payable of $20,525, partially offset by an increase of prepaid expense and other current assets of $2,686 and a decrease in accrued expenses of $6,866.

Net cash provided by investing activities was $62,023 for the year ended December 31, 2017 comprised of proceeds from the disposition of property and equipment of $47,251, and cash acquired in the merger of $29,156, partially offset by the purchase of property and equipment of $14,384. Net cash used in investing activities was $26,930 for the year ended December 31, 2016, comprised of the purchase of property and equipment.

For the year ended December 31, 2017, we had net cash used by financing activities of $96,107, comprised of repayment of notes payable of $98,008, partially offset by proceeds from notes payable of $1,901. We had net cash provided by financing activities of $46,215 for the year ended December 31, 2016, comprised of proceeds from notes payable of $75,168, partially offset by repayment of notes payable of $28,953.

Notes Payable – Related Party

As of December 31, 2017, our debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2019. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The Company has imputed interest on these notes payable using an annual rate of 10%. The fixed conversion price is $0.02 per share.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Freeze Tag, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Freeze Tag, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2010.

Houston, TX

April 2, 2018

FREEZE TAG, INC.

BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

Current assets:
Cash	$167,492	$193,892
Accounts receivable	7,395	-
Prepaid expenses and other current assets	39,357	44,767
Total current assets	214,244	238,659

Property and equipment, net	12,740	106,319
Intangible assets, net	432,640	-
Other assets	15,000	-

Total assets	$674,624	$344,978

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$155,494	$30,843
Accrued expenses	451,247	17,805
Unearned royalties	127,187	-
Current portion of long-term debt	-	72,112
Total current liabilities	733,928	120,760

Long-term liabilities:
Accrued expenses	20,563	-
Notes payable – related party	379,825	-
Notes payable	-	23,995
Total long-term liabilities	400,388	23,995

Total liabilities	1,134,316	144,755

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock; $0.00001 par value, 25,000,000 shares authorized:	-	-
Series B; 2,585,882 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	26	-
Series C; 4,355,000 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	44	-
Common stock; $0.00001 par value, 800,000,000 shares authorized, 69,786,123 and 6,720,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	698	67
Additional paid-in capital	8,919,980	109
Common stock payable	16,800	-
Common stock subscription receivable	(5,000)	-
Retained earnings (deficit)	(9,392,240)	200,047
Total stockholders’ equity (deficit)	(459,692)	200,223

Total liabilities and stockholders’ equity (deficit)	$674,624	$344,978

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Revenues	$2,217,975	$2,359,759

Operating costs and expenses:
Cost of sales	309,467	931,745
Selling, general and administrative expenses	1,904,035	1,401,238
Impairment expense	9,520,345	-

Total operating costs and expenses	11,733,847	2,332,983

Income (loss) from operations	(9,515,872)	26,776

Other income (expense):
Interest and other income	4,571	-
Interest expense	(4,891)	(2,394)
Loss on disposition of property and equipment	(46,621)	-

Total other income (expense)	(46,941)	(2,394)

Income (loss) before income taxes	(9,562,813)	24,382
Provision for income taxes	(29,474)	(7,314)

Net income (loss)	$(9,592,287)	$17,068

Weighted average number of common shares outstanding – basic and diluted	18,659,077	6,720,000

Income (loss) per common share – basic and diluted	$(0.51)	$0.00

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2017 and 2016

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2015	-	$-	-	$-	-	$-	6,720,000	$67	$109	$-	$-	$182,979	$183,155
Net income	-	-	-	-	-	-	-	-	-	-	-	17,068	17,068

Balance, December 31, 2016	-	-	-	-	-	-	6,720,000	67	109	-	-	200,047	200,223

Cancellation of common shares	-	-	-	-	-	-	(800,000)	(8)	8	-	-	-	-
Issuance of common stock for stock subscription receivable	-	-	-	-	-	-	500,000	5	4,995	-	(5,000)	-	-
Issuance of Series C preferred stock and combination of equity accounts in reverse merger	1,000	-	2,663,182	27	4,355,000	44	59,500,962	595	8,855,239	16,800	-	-	8,872,705
Rounding of common shares	-	-	-	-	-	-	161	-	-	-	-	-	-
Surrender and cancellation of Series A preferred stock	(1,000)	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for conversion of Series B preferred stock	-	-	(77,300)	(1)	-	-	3,865,000	39	(38)	-	-	-	-
Stock-based compensation and reduction of accrued expenses	-	-	-	-	-	-	-	-	59,667	-	-	-	59,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,592,287)	(9,592,287)

Balance, December 31, 2017	-	$-	2,585,882	$26	4,355,000	$44	69,786,123	$698	$8,919,980	$16,800	$(5,000)	$(9,392,240)	$(459,692)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(9,592,287)	$17,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	38,851	22,245
Impairment expense	9,520,345	-
Stock-based compensation	19,667	-
Loss on disposition of property and equipment	46,621	-
Changes in operating assets and liabilities:
Accounts receivable	(1,481)	-
Prepaid expenses and other current assets	9,813	(2,686)
Other assets	(15,000)	-
Accounts payable	6,003	20,525
Accrued expenses	(24,848)	(6,866)

Net cash provided by operating activities	7,684	50,286

Cash flows from investing activities:
Purchase of property and equipment	(14,384)	(26,930)
Cash acquired in Merger	29,156	-
Proceeds from disposition of property and equipment	47,251	-

Net cash provided (used) by investing activities	62,023	(26,930)

Cash flows from financing activities:
Proceeds from notes payable	1,901	75,168
Repayment of notes payable	(98,008)	(28,953)

Net cash provided (used) by financing activities	(96,107)	46,215

Net increase (decrease) in cash	(26,400)	69,571
Cash at the beginning of the year	193,892	124,321

Cash at the end of the year	$167,492	$193,892

Supplemental disclosure:
Cash paid for income taxes	$17,476	$10,000
Cash paid for interest	4,891	2,394

Continued

The accompanying notes are an integral part of the financial statements

F-6

FREEZE TAG, INC.

STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2017	2016

Non-cash investing and financing transactions:
Cancellation of common shares	$(8)	$-
Issuance of common stock for stock subscription receivable	5,000	-
Issuance of common stock for conversion of Series B preferred stock	39	-
Accrued expenses contributed to additional paid-in capital	40,000	-

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Freeze Tag, Inc. (“Freeze Tag” or the “Company”) is a leading creator of mobile location-based games for consumers and businesses. We also offer our gaming technology and services to businesses that want to leverage mobile gaming in their marketing and branding programs.

Merger Transaction

On October 18, 2017, we closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into our corporation, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical results of operations replace Freeze Tag’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements. See Note 4.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of mobile games for smartphone and tablet platforms. The Company recognizes revenue from the sale of its products in accordance with current accounting standards upon the transfer of title and risk of loss to its customers, and once any performance obligations have been completed. Revenue from product sales is recorded net of processing costs.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2017 and December 31, 2016 were insured. At December 31, 2017 and December 31, 2016 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2017 and 2016.

Property and Equipment

Property and equipment is stated at cost and is depreciated or amortized using the straight-line method over the estimated useful life of the related asset as follows:

Computer equipment	5 years
Office furniture and equipment	7 years
Automobiles	5 years
Leasehold improvements	15 years

Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company will assess the recoverability of property and equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. At December 31, 2017, the Company reviewed the intangible assets and determined that an impairment expense of $37,800 was required.

The excess of the cost over the fair value of net assets of acquired in the Merger is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2017, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $9,482,545 was required.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

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

Foreign Currency Translation

The Company derives a portion of its revenue from foreign countries, but customers pay in U.S. Dollars. Therefore, no adjustments are required in the accompanying financial statements for foreign currency transactions.

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

The Company had stock-based compensation expense recognized in its statements of operations of $19,667 and $0 for the years ended December 31, 2017 and 2016, respectively.

Earnings per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options, warrants, convertible preferred stock and other rights during the period. All 2017 and 2016 share and per share disclosures have been adjusted to reflect the exchange of shares in the Merger.

For the year ended December 31, 2017, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive. For the year ended December 31, 2016, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the Company did not have any common stock equivalents.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2017 and 2016.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

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

Research and Development Costs

The Company charges costs related to research and development of products to general and administrative expense as incurred. The types of costs included in research and development expenses include research materials, salaries, contractor fees, and support material.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting.” The amendments of ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance of ASU No. 2017-09 is effective for years beginning after December 15, 2017, including interim periods within those years. The Company has assessed the impact of this ASU and does not believe that its adoption will have a significant impact on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, “Distinguishing Liabilities from Equity,” because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $9,592,287 for the year ended December 31, 2017. As of December 31, 2017, the Company had a working capital deficit of $519,684 and a total stockholders’ deficit of $459,692. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Exclusive of the non-cash impairment expense of $9,520,345, the net loss for the year ended December 31, 2017 would have been $71,942. Additionally, the Company reported net cash provided by operating activities of $7,684 and $50,286 for the years ended December 31, 2017 and 2016, respectively. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support the Company’s business plan. The Company will also continue to develop and launch new games to maximize revenues. However, management is currently evaluating alternative financing sources to fund the Company’s current business plan should cash provided by operations be insufficient.

The Company’s ability to continue as a going concern is dependent upon successfully executing its plans to attain a successful level of operations. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 4 – MERGER TRANSACTION

On October 18, 2017, we closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into our corporation, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock. Each share of our Series C Convertible Preferred Stock is convertible into 50 shares of our common stock.

Because the prior owners of Munzee’s outstanding common stock owned more than 50% of the combined voting interest in the Company, on a fully-diluted basis, immediately following the merger, the Merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical results of operations replace Freeze Tag’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements.

In the Merger, the 4,355,000 shares of our Series C Convertible Preferred Stock were valued by an independent valuation firm at $10,247,552, with the purchase price allocated as follows at October 18, 2017:

Current assets	$278,366
Property and equipment	11,938
Other assets	15,000
Total liabilities	(35,497)

Net identifiable assets	269,807
Intangible assets:
Intellectual property	307,100
Customer base	156,000
Non-compete agreements	32,100
Goodwill	9,482,545

Total purchase price	$10,247,552

Pro forma summary results of operations for the years ended December 31, 2017 and 2016 as though the Merger had taken place at January 1, 2016 are as follows:

	2017	2016

Revenues	$2,232,100	$2,498,479
Net loss	(11,293,528)	(11,724,422)
Net loss per share	(0.17)	(0.18)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2017	2016

Computer equipment	$7,170	$1,516
Office furniture and equipment	7,214	16,474
Automobiles	-	91,181
Leasehold improvements	-	60,127
Total	14,384	169,298
Less accumulated depreciation and amortization	(1,644)	(62,979)

Net	$12,740	$106,319

Depreciation and amortization expense was $14,091 and $22,245 for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2017:

Intellectual property	$307,100
Customer base	142,000
Non-compete agreements	8,300
Less accumulated amortization	(24,760)

Net	$432,640

Intangible assets were reduced by an impairment charge of $37,800 at December 31, 2017.

The intangible assets other than goodwill are amortized on a straight-line basis over an estimated useful life of 5 years. Estimated aggregate amortization expense for the intangible assets for each of the five fiscal years subsequent to 2017 is as follows:

2018	$91,480
2019	91,480
2020	91,480
2021	91,480
2022	66,720

Total	$432,640

Goodwill is not subject to amortization, but is reviewed for impairment annually. Goodwill recorded in the Merger of $9,482,454 has been fully reduced at December 31, 2017 by an impairment charge of $9,482,545.

NOTE 7 – DEBT

Notes Payable

Notes payable to non-related parties consisted of the following at December 31, 2016:

Installment loan payable to finance company with monthly payments of $500, including interest at 6%, secured by vehicle, maturing October 2019	$17,613
Installment loan payable to bank with monthly payments of $355, including interest at 5.54%, secured by vehicle, maturing December 2019	10,735
Installment loan payable to finance company with monthly payments of $303, including interest at 6%, secured by vehicle, maturing October 2019	9,543
Line of credit payable to bank, with interest at 7.4%, secured by personal guarantee of a stockholder, maturing October 2018	58,216
Total	96,107
Less current portion	72,112

Long-term portion	$23,995

All non-related party debt was repaid during the year ended December 31, 2017.

Notes Payable – Related Party

Long-term notes payable - related party consisted of Freeze Tag notes payable that were assumed in the Merger and were as follows at December 31, 2017:

Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2019	186,450

Total	$379,825

The note payable to Craig Holland, our Chief Executive Officer, was amended on July 25, 2017 to eliminate the option to convert the note to common stock of the Company and to make the note non-interest bearing. The Company has imputed interest on this note payable using an annual rate of 10%.

The convertible notes payable to Craig Holland and Mick Donahoo, our Chief Financial Officer, consist of amounts relating to accrued salary. The notes were amended on July 25, 2017 to change the conversion terms of the notes and to make the notes non-interest bearing. The Company has imputed interest on these notes payable using an annual rate of 10%. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

Interest expense on all debt totaled $4,891 and $2,394 for the years ended December 31, 2017 and 2016, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 69,786,123 common shares issued and outstanding as of December 31, 2017.

On August 21, 2017, the Board of Directors of the Company adopted resolutions authorizing an amendment to the Company’s Articles of Incorporation to approve a reverse stock split of the Company’s outstanding common stock at a ratio of 1-for-100 and to decrease the number of the Company’s authorized common shares from 2,000,000,000 shares to 800,000,000 shares. The par value of the Company’s common stock of $0.00001 per share was not adjusted in connection with the reverse stock split. The reverse stock split was approved by FINRA and went effective on October 5, 2017. The Company has given retroactive effect to the reverse stock split in the accompanying financial statements for all periods presented.

Prior to the merger on October 18, 2017, Munzee issued 500,000 common shares for stock subscription receivable of $5,000 and cancelled 800,000 outstanding common shares at par value of $8.

During the year ended December 31, 2016, Munzee did not issue any common shares.

On the date of the merger, October 18, 2017, the Company had 65,920,962 shares of common stock issued and outstanding. This included 12,525,910 shares that were issued and outstanding at the time of the reverse split plus 567,500 shares that were reported on in prior filings and issued on October 10, 2017 to a holder of one of the last remaining convertible promissory notes pursuant to the holder notifying us of its election to convert $11,350 of principal due under the promissory note into the shares. In addition, shares were granted to the following parties as has been reported on in prior filings. On July 25, 2017, we entered into Securities Exchange and Common Stock Agreements “CS Exchange Agreements”) with Craig Holland, Mick Donahoo, Robert Cowdell and the Holland Family Trust (together, the “CS Exchangers”), under which the CS Exchangers agreed to exchange certain promissory notes issued us to them into shares of our common stock automatically upon us completing a reverse stock split of our common stock with FINRA. On October 5, 2017, FINRA took our reverse stock split effective at the open of market. As a result, on October 5, 2017, we issued the CS Exchangers, the following shares of our post-split common stock: 37,849,200 shares to Craig Holland, 1,552,100 shares to Mick Donahoo, 3,072,100 shares to the assignee of Robert Cowdell, and 10,354,152 shares to the Holland Family Trust.

Subsequent to the Merger, the Company issued a total of 3,865,161 shares of its common stock: an adjustment increasing outstanding common shares by 161 shares for post-split rounding and a total of 3,865,000 common shares recorded at par value to an accredited investor in conversion of 77,300 shares of our Series B preferred stock.

As of December 31, 2017, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of December 31, 2017, there were 2,585,882 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

Series A Preferred Stock

On August 18, 2017, we issued 1,000 shares of our Series A Preferred Stock to Craig Holland., our Chief Executive Officer. The shares of Series A Preferred Stock entitle the holder to voting rights of the Company equal to 51% of the then-outstanding voting rights on any matter properly brought before our shareholders for a vote. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was one of our executive officers, accredited and sophisticated, familiar with our operations, and there was no solicitation. The 1,000 shares were recorded at par value of $0.00001 per share for a total value of $0.01.

The Company’s Series A Preferred Stock has 1,000 shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) the shares are automatically redeemed by the Company in the event: (a) Mr. Holland is no longer an officer, director or consultant with the Company, or (b) the Company’s common stock is listed on a national exchange, if the listing rules require the shares to be eliminated; (v) no call rights by the Company; (vi) non-transferable; and (vii) the aggregate 1,000 shares have votes equal to 51% of the then-outstanding voting rights of the Company (including all common stock and any other series of preferred stock) on any matter properly brought before the Company’s stockholders for a vote.

Concurrent with the Merger, Mr. Holland surrendered the 1,000 shares of Series A preferred stock and the shares were cancelled.

Series B Preferred Stock

The Company’s Series B preferred stock has 2,700,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights. The holders of the Series B preferred stock cannot convert their shares of Series B preferred stock if such conversion would cause the holder to beneficially own more than 4.99% of our then-outstanding common stock.

On July 25, 2017, we entered into Securities Exchange and Preferred Stock Agreements (the “PS Exchange Agreements”) with certain accredited investors and lenders (together, the “PS Exchangers”). Under the PS Exchange Agreements, as amended, the PS Exchangers agreed to exchange certain promissory notes issued us to them into shares of our Series B preferred stock automatically upon us completing a reverse stock split of our common stock with FINRA. On October 5, 2017, FINRA took our reverse stock split effective at the open of market. As a result, on October 5, 2017, we issued the PS Exchangers a total of 2,663,182 shares of our Series B preferred stock.

In two transactions in November 2017, we issued a total of 3,865,000 common shares recorded at par value to an accredited investor in conversion of 77,300 shares of our Series B preferred stock.

Series C Preferred Stock

The Company’s Series C Preferred Stock has 4,500,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) each shares votes on an “as converted” basis, such that each share currently has 50 votes on all matters brought before the Company’s common stockholders for a vote.

As further discussed in Note 4, at the closing of the Merger, we issued the owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C preferred stock.

Stock Options

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. On December 5, 2017, our Board of Directors granted options to purchase a total of 1,512,821 shares of our common stock.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of December 31, 2017, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests in general and administrative expenses.

The Company recorded stock-based compensation expense of $19,667 and $0 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $39,333.

A summary of the status of the stock options issued by the Company under both plans as of December 31, 2017, and changes during the years ended December 31, 2017 and 2016 is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2015	5,600	$10.00

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2016	5,600	$10.00

Granted	1,512,821	$0.039
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2017	1,518,421	$0.076

The outstanding options expire on various dates beginning August 2020 through December 2027.

On December 5, 2017, our Board of Directors granted options to purchase a total of 1,512,821 shares of our common stock. This included 1,025,641 options issued to Mick Donahoo in lieu of $40,000 of accrued vacation time, 256,410 options issued to Cecie Newman, and 239,760 options issued to Other Employees / Consultants. All options were issued at an exercise price of $0.039 and have a ten year expiration.

In estimating the fair value of the stock options and warrants issued during 2017, we used the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	2.36%
Expected life in years	10.0
Dividend yield	0%
Expected volatility	341.22%

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2017. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2017. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

Concurrent with the Merger, Mr. Holland surrendered 1,000 shares of Series A preferred stock and the shares were cancelled. See Note 10.

In connection with the grant of stock options in December 2017 (Note 10), options were granted to Mr. Donahoo in lieu of $40,000 of accrued vacation time, which was recorded as a contribution to capital.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its California office facilities on a month-to-month lease with either party having the option to terminate with 30 days’ notice.

The Company also leases its Texas office facilities pursuant to a long-term operating lease agreement with escalating monthly rent payments required through March 2020. Future minimum lease payments required under the lease as of December 31, 2017 are as follows:

2018	$202,500
2019	219,000
2020	55,500

Total	$477,000

The Company recognized rent expense under the Texas lease on a straight-line basis over the life of the lease, recording a deferred rent liability for the difference between the straight-line rent and rent expense incurred pursuant to the terms of the lease. As of December 31, 2017, the total deferred rent liability, included in accrued expenses was $20,813, of which $20,563 was recorded as a long-term liability.

Total rent expense under all operating leases was $156,182 and $144,577 for the years ended December 31, 2017 and 2016, respectively.

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

The provision for income taxes was $29,474 and $7,314 for the years ended December 31, 2017 and 2016, respectively. The provision for income taxes for the year ended December 31, 2017 includes a provision for income taxes on Munzee income prior to the Merger.

For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2031. The net operating loss as of December 31, 2017 and 2016 was $4,069,660 and $3,895,338, respectively. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2017	2016

Deferred tax asset	$1,383,685	$1,324,918
Valuation allowance	(1,383,685)	(1,324,918)

Net	$-	$-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2017 and 2016, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On March 1, 2018, a holder of the Company’s Series B preferred stock converted 50,400 shares of Series B preferred stock to 2,520,000 shares of the Company’s common stock.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2017, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, we determined that there was a control deficiency that constituted a material weakness:

(1)	Due to the Company not having formal Control procedures related to the approval of related party transactions;

(2)	Management did not maintain effective internal controls relating to the quarter end closing and financial reporting process;

(3)	The Company did not maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness.

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2017.

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

Name	Age	Position

Craig Holland	57	Chief Executive Officer, Chief Creative Officer, and Director

Robert D. Vardeman, Jr.	42	President and Director

Mick Donahoo	48	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

Cecie Newman	64	VP of Operations

Robert D. Vardeman	64	Director

Craig Holland co-founded Freeze Tag in October 2005. Prior to founding Freeze Tag, Craig founded Thumbworks, a publisher of mobile gaming applications, in January 2002 and served as the CEO of Thumbworks from its formation until its acquisition by In-Fusio, a mobile game publisher and mobile entertainment platform provider in January 2005. As CEO of Thumbworks, Mr. Holland drove the organization’s strategic direction, overseeing carrier relations, business development and licensing initiatives which led to partnerships with some of the world’s leading brands such as Etch A Sketch®, Nickelodeon, Suzuki, Paramount Pictures, and Honda. Prior to founding Thumbworks, Mr. Holland founded Nine Dots, an interactive marketing firm in North America whose clients included a number of high profile consumer brands such as Nestle, Quaker Oats, Qualcomm and General Motors, in 1992. Mr. Holland served as the CEO of Nine Dots from its formation until its sale to CyberSight, a Canadian-based interactive marketing company, in September 2000. Mr. Holland holds an MBA with an emphasis in Marketing from the University of Southern California (USC) and a Bachelor of Arts in English Literature from the University of California at Los Angeles (UCLA).

Robert Vardeman, Jr., age 42, is our President and a member of our Board of Directors, appointed to both positions on October 18, 2017 when Munzee merged with and into our corporation. From 2013-2017, Mr. Vardeman was the President of Munzee, Inc., providing the strategic direction of the company, ensuring that the general day-to-day operations were adequately executed. Mr. Vardeman was the visionary for Munzee’s suite of applications. He was also responsible for pushing the Munzee brand and spearheading its sales efforts. Before starting Munzee, Mr. Vardeman taught at Allen I.S.D. for 15 years, teaching mathematics for grades four through eight. Mr. Vardeman has a Bachelors in Elementary Education from Dallas Baptist University and a Masters in Administration and Supervision from the University of Phoenix.

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

Cecie Newman, age 64, is our Vice President of Operations, appointed to the position on October 18, 2017 when Munzee merged with and into our corporation. From 2014-2017, Ms. Newman was with Munzee, Inc., and was most recently Executive Vice President of Operations, responsible for managing employees and their productivity, as well as being responsible for working with the shipping department, scheduling meetings, and holding team members accountable for their deadlines. Prior to joining Munzee, Mrs. Newman was a small business owner as a personal trainer. She also has 7 years of experience as a business consultant to the world’s largest convenience store chain.

Don Vardeman, age 64, is a member of our Board of Directors, appointed on October 18, 2017 when Munzee merged with and into our corporation. From 2013-2017, Mr. Vardeman was an advisor of Munzee, Inc., until Munzee merged with and into Freeze Tag, Inc. As a shareholder of Munzee, Mr. Vardeman provided guidance and insight to senior management. From 1999 - 2016, Mr. Vardeman worked for Anadarko Petroleum, eventually retiring as vice president of worldwide project management. In his positions with Anadarko Petroleum, Mr. Vardeman had execution responsibility for Anadarko’s major projects in Algeria, Ghana, Mozambique, and the Gulf of Mexico. Mr. Vardeman began his career with Amoco in operations, drilling and facilities. He later joined Sun Exploration and Production Company, predecessor of Oryx Energy Company, where he held positions in facilities and project management. Kerr-McGee merged with Oryx in 1999 and he later became vice president of marine facilities engineering. Vardeman and his group led the execution of the company’s deepwater developments including eight spar projects and other floating systems for the Gulf of Mexico and international locations. Mr. Vardeman graduated magna cum laude from Texas A&M University in 1975 with a degree in Electrical Engineering.

Family Relationships

Don Vardeman (Director) is the father of Rob Vardeman (President and Director). There are no family relationships among our officers or directors.

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

During the most recent fiscal year, to the Company’s knowledge, there were six failures to timely file Section 16(a) forms

Board Meetings and Committees

During the 2017 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officers and Directors

We do not currently have written employment agreements with our executives, Craig Holland, Robert D. Vardeman, Jr. (Rob), Mick Donahoo and Cecie Newman. All are at-will employees whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, Chief Financial Officer and VP of Operations for the fiscal years ended December 31, 2017, and 2016, and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2017	152,000	-	-	-	-	-	-	152,000
CEO	2016	159,600	-	-	-	-	-	-	159,600
	2015	159,600	-	-	-	-	-	-	159,600

Robert D. Vardeman, Jr.*	2017	103,362	-	-	-	-	-	-	103,362
President

Mick Donahoo	2017	152,000	-	-	40,000	-	-	-	192,000
CFO	2016	159,600	-	-	-	-	-	-	159,600
	2015	159,600	-	-	-	-	-	-	159,600

Cecie Newman*	2017	80,396	-	-	10,000	-	-	-	90,396
VP Operations

*Appointed as Executive officers in October 2017

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

Robert D. Vardeman, Jr.	-	-	-	-	-	-	-

Robert D. Vardeman	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management.

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan. During the year ended December 31, 2016, the 2006 Stock Plan was terminated.

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Craig Holland	1,150	-	-	10.00	8/02/20	-	-	-	-

Mick Donahoo	341,880	683,761	-	0.039	12/05/27	-	-	-	-

Cecie Newman	85,470	170,940	-	0.039	12/05/27	-	-	-	-

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2018, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares		Percent of Class	Percent of Total Voting Rights(7)

Craig Holland (2)(3)	CEO, CCO and Director	50,877,842	(4)	62.1%	14.33%

Rob Vardeman (2)(3)	President and Director	-0-		0%	0%

Mick Donahoo (2)(3)	CFO, Secretary and Director	11,859,437	(5)	14.5%	1%

Cecie Newman (2)(3)	VP of Operations	84,470	(6)	1%	0%

Don Vardeman (2)(3)	Director	-0-		0%	0%

All Officers and Directors as a Group (5 persons)		62,821,749	(4)-(6)	68.5%	11.25%

(1)	As of March 29, 2018, there were 72,306,123 shares of common stock outstanding (post reverse stock split). Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4)	Includes 770,204 shares of our common stock that are not locked up, 40,437,738 shares of common stock that is locked up for two years, 9,668,750 shares of common stock underlying convertible promissory notes, and 1,150 shares of common stock underlying vested stock options, which has an exercise price of $10 per share.

(5)	Includes 642,957 shares of our common stock that are not locked up, 1,552,100 shares of common stock that is locked up for two years, 9,332,500 shares of common stock underlying a convertible promissory note, and 341,880 shares of common stock underlying vested stock options, which as an exercise price of $0.039 per share.

(6)	Includes 84,470 shares of common stock underlying vested stock options, which as an exercise price of $0.039 per share.

(7)	Calculated based on the total votes currently outstanding (does not include votes from shares underlying promissory notes, options or warrants). There are currently 287,535,961 votes outstanding, consisting of 69,785,961 votes from common stockholders and 271,750,000 votes from Series C Preferred Stock holders.

Series C Preferred Stock(1)

Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Rights(4)

Craig Holland (2)(3)	CEO, CCO and Director	-0-	0%	0%

Rob Vardeman (2)(3)	President and Director	2,659,128	61.1%	46.24%

Mick Donahoo (2)(3)	CFO, Secretary and Director	-0-	0%	0%

Cecie Newman (2)(3)	VP of Operations	-0-	0%	0%

Don Vardeman (2)(3)	Director	339,174	7.9%	5.9%

Scott Forster 1720 Bray Central Drive McKinney, TX 75069	5% Shareholder	868,287	20.0%	15.1%

Chris Pick 1720 Bray Central Drive McKinney, TX 75069	5% Shareholder	325,607	7.50%	5.67%

All Officers and Directors as a Group (5 persons)		2,998,272	68.8%	52.14%

(1)	As of March 29, 2018, there were 4,355,000 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible and votes at 50 to 1. Shares of Series C Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4)	Calculated based on a total of 168,160,866 votes outstanding, consisting of 23,217,005 votes from common stockholders and 144,160,866 votes from Series C Preferred Stock holders.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable – Related Party

On July 25, 2017, we entered into an Amendment No. 1 to a Promissory Note with Craig Holland, our Chief Executive Officer, under which we agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement dated December 31, 2016, and entered into by and between the parties (the “Holland Salary Note”) in order to (i) make the Holland Salary Note non-interest bearing, (ii) change the conversion price from a variable price to $0.02 per share, and (iii) waive all interest due and owing under the Holland Salary Note. The description of the Holland Salary Note set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

On July 25, 2017, we entered into an Amendment No. 1 to a Promissory Note with Mick Donahoo, our Chief Financial Officer, under which we agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement dated December 31, 2016, and entered into by and between the parties (the “Donahoo Salary Note”) in order to (i) make the Donahoo Salary Note non-interest bearing, (ii) change the conversion price from a variable price to $0.02 per share, and (iii) waive all interest due and owing under the Donahoo Salary Note. The description of the Donahoo Salary Note set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

On July 25, 2017, we entered into an Amendment No. 1 to a Promissory Note with Craig Holland, our Chief Executive Officer, under which we agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement dated December 31, 2016, and entered into by and between the parties (the “Holland Note”) in order to make the Holland Note non-interest bearing, (ii) make the Holland Note non-convertible, and (iii) waive all interest due and owing under the Holland Note. The description of the Holland Note set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

As of December 31, 2017, we owed $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer under these note payables.

Securities Exchange Agreements

On July 25, 2017, we entered into a Securities Exchange and Common Stock Purchase Agreement with Craig Holland, our Chief Executive Officer (the “Holland Securities Exchange Agreement”). Under the Holland Securities Exchange Agreement, Mr. Holland agreed to exchange promissory notes issued by us dated December 31, 2013 and September 30, 2014 (the “Holland Notes”), and the $756,984 in principal owing under the Holland Notes, into 37,849,200 shares of our common stock (the “Holland Common Stock”), on a post-reverse basis (based on a prospective 1-for-100 reverse stock split we had planned for on or about September 1, 2017). At the time, the closing under the Holland Securities Exchange Agreement for the exchange of the Holland Notes for the Holland Common Stock was set to occur automatically upon the effectiveness of the referenced reverse stock split. The description of the Holland Securities Exchange Agreement set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

On July 25, 2017, we entered into a Securities Exchange and Common Stock Purchase Agreement with Mick Donahoo, our Chief Financial Officer (the “Donahoo Securities Exchange Agreement”). Under the Donahoo Securities Exchange Agreement, Mr. Donahoo agreed to exchange a promissory note issued by us dated December 31, 2013 (“Donahoo Note”), and the $31,042 in principal owing under the Donahoo Notes, into 1,552,100 shares of our common stock (the “Donahoo Common Stock”), on a post-reverse basis (based on a prospective 1-for-100 reverse stock split planned for on or about September 1, 2017). At the time, the closing under the Donahoo Securities Exchange Agreement for the exchange of the Donahoo Notes for the Donahoo Common Stock will occur automatically upon the effectiveness of the referenced reverse stock split. The description of the Donahoo Securities Exchange Agreement set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

On October 5, 2017, FINRA took our reverse stock split effective at the open of market. As a result, on October 5, 2017, we issued 37,849,200 shares of common stock to Craig Holland under the Holland Securities Exchange Agreement and 1,552,100 shares of common stock to Mick Donahoo under the Donahoo Securities Exchange Agreement. At the closing, the $ 285,764 in interest due under the Holland Notes was waived and the $9,841 in interest due under the Donahoo Note was waived.

Stock Options

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan, which was terminated in 2016. The options expire in August 2020.

On December 5, 2017, we granted Mick Donahoo, our Chief Financial Officer, and a Director, options to purchase up to 1,025,641 shares of our common stock at an exercise price of $0.039 per share. The options were granted under the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan and were issued in lieu of $40,000 of accrued vacation time. The options expire in December 2027.

On December 5, 2017, we granted Cecie Newman, our VP of Operations, options to purchase up to 256,410 shares of our common stock at an exercise price of $0.039 per share. The options were granted under the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan. The options expire in December 2027.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2017 and 2016, M&K CPAS, PLLC charged us $38,200 and $27,700, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2017 and 2016, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2017 and 2016, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2017 and 2016, 100% was approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (10)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (14)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

4.1 (1)	Freeze Tag, Inc. 2006 Stock Plan

4.2 (19)	Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan

4.3 (19)	Form of Option Agreement under Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (1)	Support Services Agreement with Cardiff Partners, LLC dated October 12, 2009

10.3 (1)	Amendment No. 1 to Support Services Agreement with Cardiff Partners, LLC dated March 2, 2010

10.4 (1)	Amendment No. 2 to Support Services Agreement with Cardiff Partners, LLC dated March 3, 2010

10.5 (1)	Form of Conversion Agreement for October 2009 Conversions

10.6 (1)	Form of Option Conversion Agreement for October 2009 Conversions

10.7 (1)	Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC dated October 12, 2009

10.8 (1)	Corporate Communications Consulting Agreement Michael Southworth dated September 25, 2009

10.9 (1)	Lock-Up Agreement dated November 10, 2009

10.10 (2)	Loan Agreement with Sunwest Bank dated October 20, 2006, as amended

10.11 (3)	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.12 (3)	Convertible Promissory Note with Asher Enterprises, Inc. dated July 21, 2011

10.13 (4)	Technology Transfer Agreement dated June 22, 2011

10.14 (5)	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.15 (5)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 16, 2011

10.16 (6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.16 (6)	Convertible Promissory Note with Asher Enterprises, Inc. dated December 6, 2011

10.17 (7)	Letter Agreement with Crucible Capital, Inc. dated February 29, 2012

10.18 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated July 21, 2011

10.19 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated September 16, 2011

10.20 (8)	Amendment No. 1 to Securities Purchase Agreement with Asher Enterprises, Inc. dated December 6, 2011

10.21 (8)	Amendment No. 1 to Promissory Note with The Lebrecht Group, APLC dated November 17, 2011

10.22 (9)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.23 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.24 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.25 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.26 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.27 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.28 (9)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.29 (15)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.30 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.31 (11)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.32 (12)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.33 (12)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.34 (12)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.35 (13)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.36 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.37 (13)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.38 (13)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.39 (15)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.40 (16)	License Agreement with Munzee, Inc. dated October 19, 2016

10.41 (16)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.42 (17)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.43 (17)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.44 (18)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.45 (18)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.46 (18)	Form of Securities Exchange and Series A Preferred Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 25, 2017

10.47 (18)	Form of Second Securities Exchange and Series A Preferred Stock Purchase Agreement with Accredited Investor #2 dated July 25, 2017

10.48 (18)	Form of Securities Exchange and Series A Preferred Stock Purchase Agreement with Accredited Investor #3 dated July 25, 2017

10.49 (18)	Form of Amendment No. 1 Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.50 (18)	Amendment No. 2 to Promissory Note with Craig Holland dated July 25, 2017

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith.

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

(13) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(14) Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(15) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

(16) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

(17) Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on March 31, 2017.

(18) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 31, 2017.

(19) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 6, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: April 2, 2018	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: April 2, 2018	By:	/s/ Mick Donahoo
Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2018	By:	/s/ Craig Holland
Craig Holland
	Its:	Director and Chief Executive Officer

Dated: April 2, 2018	By:	/s/ Mick Donahoo
Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer

Dated: April 2, 2018	By:	/s/ Rob Vardeman
Rob Vardeman
	Its:	Director and President

Dated: April 2, 2018	By:	/s/ Don Vardeman
Don Vardeman
	Its:	Director

