Form 10-Q
period 2018-03-31
Freeze Tag, Inc.
filed 2018-05-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2018, there were 72,306,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED MARCH 31, 2018

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

The results for the period ended March 31, 2018 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 2, 2018.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$147,376	$167,492
Accounts receivable	7,935	7,395
Prepaid expenses and other current assets	47,589	39,357
Total current assets	202,900	214,244

Property and equipment, net	15,132	12,740
Intangible assets, net	409,770	432,640
Other assets	15,000	15,000

Total assets	$642,802	$674,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$167,170	$155,494
Accrued expenses	453,792	451,247
Unearned royalties	127,182	127,187
Total current liabilities	748,144	733,928

Long-term liabilities:
Accrued expenses	26,250	20,563
Notes payable – related party	379,825	379,825
	406,075	400,388

Total liabilities	1,154,219	1,134,316

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,535,482 and 2,585,882 shares issued and outstanding, respectively	25	26
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 72,306,123 and 69,786,123 shares issued and outstanding, respectively	723	698
Additional paid-in capital	8,945,867	8,919,980
Common stock payable	16,800	16,800
Common stock subscription receivable	-	(5,000)
Accumulated deficit	(9,474,876)	(9,392,240)
Total stockholders’ deficit	(511,417)	(459,692)

Total liabilities and stockholders’ deficit	$642,802	$674,624

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$495,854	$570,477

Operating costs and expenses:
Cost of sales	55,695	91,850
Selling, general and administrative expenses	496,882	424,066

Total operating costs and expenses	552,577	515,916

Income (loss) from operations	(56,723)	54,561

Other income (expense):
Interest expense, net	(25,913)	(1,564)
Gain on disposition of property and equipment	-	2,028

Total other income (expense)	(25,913)	464

Income (loss) before income taxes	(82,636)	55,025
Provision for income taxes	-	(8,946)

Net income (loss)	$(82,636)	$46,079

Weighted average number of common shares outstanding - basic and diluted	70,626,123	6,720,000

Income (loss) per common share – basic and diluted	$(0.00)	$0.01

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(82,636)	$46,079
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	23,584	5,354
Imputed interest expense	25,911	-
Gain on disposition of property and equipment	-	(2,028)
Changes in operating assets and liabilities:
Accounts receivable	(540)	-
Prepaid expenses and other current assets	(8,232)	8,946
Accounts payable	11,676	3,638
Accrued expenses	8,232	(17,805)
Unearned royalties	(5)	-

Net cash provided by (used by) operating activities	(22,010)	44,184

Cash flows from investing activities:
Proceeds from disposition of property and equipment	-	16,251
Purchase of property and equipment	(3,106)	(6,280)

Net cash provided by (used by) investing activities	(3,106)	9,971

Cash flows from financing activities:
Proceeds stock subscription receivable	5,000	-
Proceeds from notes payable	-	643
Repayment of notes payable	-	(30,771)

Net cash provided by (used by) financing activities	5,000	(30,128)

Net increase (decrease) in cash	(20,116)	24,027
Cash at the beginning of the period	167,492	193,892

Cash at the end of the period	$147,376	$217,919

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	1	1,564

Non-cash transactions:
Issuance of common shares in conversion of Series B preferred stock	$25	$-
Cancellation of common shares	-	(8)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2018

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following accounting policies involve significant judgments, assumptions and estimates by management.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at March 31, 2018 and December 31, 2017.

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

The Company had no stock-based compensation expense recognized in its statements of operations for the three months ended March 31, 2018 and 2017.

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

For the three months ended March 31, 2018, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive. For the three months ended March 31, 2017, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the Company did not have any common stock equivalents.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at March 31, 2018 and December 31, 2017.

The current assets, and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature. The long-term notes payable – related party are considered to approximate fair value since their terms (including imputed interest expense) are considered to approximate terms for similar debt instruments.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2018 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $82,636 and used net cash of $22,010 in operations for the three months ended March 31, 2018. As of March 31, 2018, the Company had a working capital deficit of $545,244 and a total stockholders’ deficit of $511,417. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2018	December 31, 2017

Computer equipment	$7,435	$7,170
Office furniture and equipment	10,055	7,214
Total	17,490	14,384
Less accumulated depreciation	(2,358)	(1,644)

Net	$15,132	$12,740

Depreciation expense was $714 and $5,344 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2018	December 31, 2017

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(47,630)	(24,760)

Net	$409,770	$432,640

Amortization expense was $22,870 and $0 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Long-term notes payable - related party consisted of the following at March 31, 2018 and December 31, 2017:

Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2019	186,450

Total	$379,825

The note payable to Craig Holland, our Chief Executive Officer, was amended on July 25, 2017 to eliminate the option to convert the note to common stock of the Company and to make the note non-interest bearing.

The convertible notes payable to Craig Holland and Mick Donahoo, our Chief Financial Officer, were amended on July 25, 2017 to change the conversion terms of the notes and to make the notes non-interest bearing. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2018, total imputed interest expense was $25,911, which was recorded to additional paid-in capital.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 72,306,123 common shares issued and outstanding as of March 31, 2018.

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

During the three months ended March 31, 2018, the Company issued 2,520,000 shares of its common stock recorded at par value of $25 to an accredited investor in conversion of 50,400 shares of its Series B preferred stock. As the conversion was within the terms of the preferred stock, no gain or loss was recognized.

During the three months ended March 31, 2017, Munzee cancelled 800,000 outstanding common shares at par value of $8.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of March 31, 2018, there were 2,535,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

During the three months ended March 31, 2018, an accredited investor converted 50,400 shares of Series B preferred stock into 2,520,000 shares of the Company’s common stock.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of March 31, 2018, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

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

The Company did not recognize any stock-based compensation during the three months ended March 31, 2018 and 2017. As of March 31, 2018, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $39,333.

A summary of the status of the stock options issued by the Company under both plans as of March 31, 2018, and changes during three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2017	1,518,421	$0.076

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2018	1,518,421	$0.076

The outstanding options expire on various dates beginning August 2020 through December 2027.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2018. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of March 31, 2018. See Note 6 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2018, total imputed interest expense was $25,911, which was recorded to additional paid-in capital.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the three months ended March 31, 2018 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Merger Transaction

On October 18, 2017, we closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into our corporation, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, the financial results of operations of the combined company will be included in the Company’s financial statements. Accordingly, the results of operations and cash flows for the three months ended March 31, 2018 and March 31, 2017 presented herein are those of Munzee and are not comparable to the results of operations and cash flows for the three months ended March 31, 2017 contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed with the Commission on May 15, 2017.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $82,636 and used net cash of $22,010 in operations for the three months ended March 31, 2018. As of March 31, 2018, the Company had a working capital deficit of $545,244 and a total stockholders’ deficit of $511,417. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on our estimates of potential future product returns and other allowances related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of the related invoices, and represents our best estimate of probable credit losses in its existing trade accounts receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at March 31, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at March 31, 2018 and December 31, 2017.

The current assets, and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature. The long-term notes payable – related party are considered to approximate fair value since their terms (including imputed interest expense) are considered to approximate terms for similar debt instruments.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2018 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017.

Revenues

As discussed above, revenues for the three months ended March 31, 2017 are Munzee revenues only, while revenues for the three months ended March 31, 2018 are the combined entities, post-merger revenues. Revenue from product sales is recorded net of processing costs. Revenues decreased $74,623 to $495,854 for the three months ended March 31, 2018 from $570,477 for the three months ended March 31, 2017. The primary reason for the decrease in revenues in the current year was due to the closing down of the Munzee Marketplace store, which was shut down prior to the merger and which also resulted in a decrease in cost of sales and other expenses, partially offset by the contribution of Freeze Tag revenues during the period. The Munzee Marketplace store was shut down to focus on our core business of location-based games.

Cost of Sales

Cost of sales decreased $36,155 to $55,695 for the three months ended March 31, 2018 from $91,850 for the three months ended March 31, 2017. The decrease was a result of lower revenues and shutting down operations of the Munzee Marketplace store prior to the merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $72,816 to $496,882 for the three months ended March 31, 2018 from $424,066 for the three months ended March 31, 2017. The increase is primarily due to the inclusion of Freeze Tag expenses during the first quarter of the current fiscal year.

Other Income (Expense)

Interest expense increased to $25,913 for the three months ended March 31, 2018 from $1,564 for the three months ended March 31, 2017. The increase in the current year is due primarily to the imputed interest on related party debt.

We received proceeds of $16,251 from the sale of an automobile and recognized a gain on disposition of property and equipment of $2,028 during the three months ended March 31, 2017. We had no gain or loss from disposition of property and equipment for the three months ended March 31, 2018.

Provision for Income Taxes

The provision for income taxes was $0 and $8,946 for the three months ended March 31, 2018 and 2017, respectively. The $8,946 provision for the three months ended March 31, 2017 consists of a provision for income taxes on the pre-merger income of Munzee.

Net Income (Loss)

As a result of the above, we reported a net loss of $82,636 for the three months ended March 31, 2018 and net income of $46,079 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Introduction

As of March 31, 2018, we had current assets of $202,900, including cash of $147,376, and current liabilities of $748,144, resulting in a working capital deficit of $600,768. In addition, we had a total stockholders’ deficit of $511,417 at March 31, 2018.

During the three months ended March 31, 2018, we used net cash of $22,010 from operating activities. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $22,010 in operating activities for the three months ended March 31, 2018 as a result of our net loss of $82,636, increases in accounts receivable of $540 and prepaid and other expenses of $8,232 and decrease in unearned royalties of $5, partially offset by non-cash expenses totaling $49,495 and increases in accounts payable of $11,676 and accrued expenses of $8,232.

By comparison, net cash provided by operating activities for the three months ended March 31, 2017 was $44,184 as a result of our net income of $46,079, non-cash expense of $5,354, decrease in prepaid expenses and other current assets of $8,946 and increase in accounts payable of $3,638, partially offset by non-cash gain of $2,028 and decrease in accrued expenses of $17,805.

For the three months ended March 31, 2018, we used net cash in investing activities of $3,106, comprised of the purchase of property and equipment. For the three months ended March 31, 2017, we had net cash provided by investing activities of $9,971, comprised of proceeds from the sale of property and equipment of $16,251, partially offset by the purchase of property and equipment of $6,280.

For the three months ended March 31, 2018, we had net cash provided by financing activities of $5,000, comprised of proceeds from stock subscription receivable. For the three months ended March 31, 2017, we used cash of $30,128 in financing activities, comprised of repayment of notes payable of $30,771, partially offset by proceeds from notes payable of $643.

Notes Payable – Related Party

As of March 31, 2018, our debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2019. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2018, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, we issued a total of 2,520,000 common shares recorded at par value to an accredited investor in conversion of 50,400 shares of our Series B Preferred Stock. The shares of our common stock were issued without restrictive legend in accordance with Rule 144 due to the time the holder held the shares of our Series B Preferred Stock and the prior securities of the company. Based on the representations of the holder in the Securities Exchange and Series B Preferred Stock Purchase Agreement dated July 25, 2017 and in the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (8)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on Februay 4, 2014.

(3)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(7)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2016.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

(10)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2017.

(11)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on July 31, 2017.

(12)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on April 11, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: May 15, 2018	By:	/s/ Craig Holland
	Name:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

