Form 10-Q
period 2018-06-30
Freeze Tag, Inc.
filed 2018-08-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2018, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED JUNE 30, 2018

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

The results for the period ended June 30, 2018 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 2, 2018.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$205,887	$167,492
Accounts receivable	9,104	7,395
Prepaid expenses and other current assets	43,591	39,357
Total current assets	258,582	214,244

Property and equipment, net	14,260	12,740
Intangible assets, net	386,900	432,640
Other assets	15,000	15,000

Total assets	$674,742	$674,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$169,027	$155,494
Accrued expenses	454,519	451,247
Unearned royalties	127,182	127,187
Total current liabilities	750,728	733,928

Long-term liabilities:
Accrued expenses	-	20,563
Notes payable – related party	379,825	379,825
	379,825	400,388

Total liabilities	1,130,553	1,134,316

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,535,482 and 2,585,882 shares issued and outstanding, respectively	25	26
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 72,306,123 and 69,786,123 shares issued and outstanding, respectively	723	698
Additional paid-in capital	8,955,337	8,919,980
Common stock payable	16,800	16,800
Common stock subscription receivable	-	(5,000)
Accumulated deficit	(9,428,740)	(9,392,240)
Total stockholders’ deficit	(455,811)	(459,692)

Total liabilities and stockholders’ deficit	$674,742	$674,624

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$550,824	$515,145	$1,046,678	$1,085,622

Operating costs and expenses:
Cost of sales	79,565	76,226	135,260	168,076
Selling, general and administrative expenses	415,654	436,410	912,536	860,477

Total operating costs and expenses	495,219	512,636	1,047,796	1,028,553

Income (loss) from operations	55,605	2,509	(1,118)	57,069

Other income (expense):
Interest expense, net	(9,469)	(2,882)	(35,382)	(4,446)
Loss on disposition of property and equipment	-	(51,129)	-	(49,101)

Total other income (expense)	(9,469)	(54,011)	(35,382)	(53,547)

Income (loss) before income taxes	46,136	(51,502)	(36,500)	3,522
Income tax benefit (provision)	-	1,446	-	(7,500)

Net income (loss)	$46,136	$(50,056)	$(36,500)	$(3,978)

Weighted average number of common shares outstanding:
Basic	72,306,123	5,920,000	71,470,764	5,973,039
Diluted	91,297,373	5,920,000	71,470,764	5,973,039

Income (loss) per common share – basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(36,500)	$(3,978)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	47,326	9,916
Imputed interest expense	35,381	-
Loss on disposition of property and equipment	-	49,101
Changes in operating assets and liabilities:
Accounts receivable	(1,709)	-
Prepaid expenses and other current assets	(4,234)	(2,500)
Other assets	-	(15,000)
Accounts payable	13,533	1,168
Accrued expenses	(17,291)	(17,805)
Unearned royalties	(5)	-

Net cash provided by (used by) operating activities	36,501	20,902

Cash flows from investing activities:
Proceeds from disposition of property and equipment	-	16,251
Purchase of property and equipment	(3,106)	(10,766)

Net cash provided by (used by) investing activities	(3,106)	5,485

Cash flows from financing activities:
Proceeds stock subscription receivable	5,000	-
Proceeds from notes payable	-	1,476
Repayment of notes payable	-	(65,547)

Net cash provided by (used by) financing activities	5,000	(64,071)

Net increase (decrease) in cash	38,395	(37,684)
Cash at the beginning of the period	167,492	193,892

Cash at the end of the period	$205,887	$156,208

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	1	4,459

Non-cash transactions:
Issuance of common shares in conversion of Series B preferred stock	$25	-
Cancellation of common shares	$-	$(8)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2018

(Unaudited)

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Freeze Tag, Inc. (“Freeze Tag” or the “Company”) is a leading creator of mobile location-based games for consumers and businesses. The Company also offers gaming technology and services to businesses that want to leverage mobile gaming in their marketing and branding programs.

Merger Transaction

On October 18, 2017, the Company closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into the Company, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical results of operations replace Freeze Tag’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at June 30, 2018 and December 31, 2017.

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

The Company had no stock-based compensation expense recognized in its statements of operations for the six months ended June 30, 2018 and 2017.

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

For the three months ended June 30, 2018, the diluted weighted average number of shares includes 18,991,250 common shares issuable upon conversion of related party convertible debt. For the six months ended June 30, 2018, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive. For the three months and six months ended June 30, 2017, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the Company did not have any common stock equivalents.

Fair Value of Financial Instruments0

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at June 30, 2018 and December 31, 2017.

The current assets, and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature. The long-term notes payable – related party are considered to approximate fair value since their terms (including imputed interest expense) are considered to approximate terms for similar debt instruments.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2018 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $36,500 for the six months ended June 30, 2018. As of June 30, 2018, the Company had a working capital deficit of $492,146 and a total stockholders’ deficit of $455,811. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2018	December 31, 2017

Computer equipment	$7,435	$7,170
Office furniture and equipment	10,055	7,214
Total	17,490	14,384
Less accumulated depreciation	(3,230)	(1,644)

Net	$14,260	$12,740

Depreciation expense was $1,586 and $5,344 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2018	December 31, 2017

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated amortization	(70,500)	(24,760)

Net	$386,900	$432,640

Amortization expense was $45,740 and $0 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Long-term notes payable - related party consisted of the following at June 30, 2018 and December 31, 2017:

Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2019	186,450

Total	$379,825

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

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the six months ended June 30, 2018, total imputed interest expense was $35,381, which was recorded to additional paid-in capital.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 72,306,123 common shares issued and outstanding as of June 30, 2018.

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

During the six months ended June 30, 2018, the Company issued 2,520,000 shares of its common stock recorded at par value of $25 to an accredited investor in conversion of 50,400 shares of its Series B preferred stock. As the conversion was within the terms of the preferred stock, no gain or loss was recognized.

During the six months ended June 30, 2017, Munzee cancelled 800,000 outstanding common shares at par value of $8.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of June 30, 2018, there were 2,535,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

During the six months ended June 30, 2018, an accredited investor converted 50,400 shares of Series B preferred stock into 2,520,000 shares of the Company’s common stock.

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

At the closing of the Merger, we issued the owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C preferred stock pursuant to the terms of the Agreement and Plan of Merger.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of June 30, 2018, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

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

The Company did not recognize any stock-based compensation during the six months ended June 30, 2018 and 2017. As of June 30, 2018, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $39,333.

A summary of the status of the stock options issued by the Company under both plans as of June 30, 2018, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2017	1,518,421	$0.076

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2018	1,518,421	$0.076

The outstanding options expire on various dates beginning August 2020 through December 2027.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at June 30, 2018. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of June 30, 2018. See Note 6 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the six months ended June 30, 2018, total imputed interest expense was $35,381, which was recorded to additional paid-in capital.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On July 30, 2018, the holder of 55,000 shares of our Series B convertible preferred stock converted the shares into 2,750,000 shares of our common stock pursuant to a notice we received on July 27, 2018 to convert those shares.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the six months ended June 30, 2018 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Merger Transaction

On October 18, 2017, we closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into our corporation, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock in accordance with the Agreement and Plan of Merger. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, the financial results of operations of the combined company will be included in the Company’s financial statements. Accordingly, the results of operations and cash flows for the three months and six months ended June 30, 2017 presented herein are those of Munzee and are not comparable to the results of operations and cash flows for the three months and six months ended June 30, 2017 contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed with the Commission on August 14, 2017.

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

Our newest location-based product, ZeeTours, was launched in December 2017 through a marketing contract with Groupon. ZeeTours is a location-based smartphone game that combines fitness, learning and fun into a zany walking tour.

Central to our core strategy is capitalizing on two fast-growing trends in the mobile applications world: augmented reality gaming and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting augmented reality location-based games that can serve as a location-based advertising network.

Additionally, we intend to offer services to help advertisers explore new possibilities in location-based advertising where captive users are roaming around in the real world. For example, AR games can help drive foot traffic to malls and movie theatres, or create memorable real world interactions that help connect users to brands with deeply emotional experiences. This kind of experience based location-specific advertising can have consumer impacts far beyond that of Google AdWords or Facebook news feed videos.

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, we incurred a net loss of $36,500 for the six months ended June 30, 2018. As of June 30, 2018, we had a working capital deficit of $492,146 and a total stockholders’ deficit of $455,811. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Our ability to continue as a going concern is dependent upon successfully executing our plans to attain a successful level of operations. Our financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on our estimates of potential future product returns and other allowances related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of the related invoices, and represents our best estimate of probable credit losses in its existing trade accounts receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at June 30, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. We had no assets and liabilities required to be measured on a recurring basis at June 30, 2018 and December 31, 2017.

The current assets, and current liabilities reported on our balance sheets are estimated by management to approximate fair market value due to their short-term nature. The long-term notes payable – related party are considered to approximate fair value since their terms (including imputed interest expense) are considered to approximate terms for similar debt instruments.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2018 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

As discussed above, revenues for the six months ended June 30, 2017 are Munzee revenues only, while revenues for the six months ended June 30, 2018 are the combined entities post-merger revenues. Revenue from product sales is recorded net of processing costs. Revenues increased $35,679 to $550,824 for the three months ended June 30, 2018 from $515,145 for the three months ended June 30, 2017. The increase in revenues resulted from a combination of an increase in existing game revenue, new game sales, and a concerted effort by management to cross-promote and increase the sales potential of all our location-based mobile game products.

On a year-to-date basis, revenues decreased $38,944 to $1,046,678 for the six months ended June 30, 2018 from $1,085,622 for the six months ended June 30, 2017. The primary reason for the decrease in revenues in the current year was due to the closing down of the Munzee Marketplace store, which was shut down prior to the merger and which also resulted in a decrease in cost of sales and other expenses, partially offset by the contribution of Freeze Tag revenues during the period. The Munzee Marketplace store was shut down to focus on our core business of location-based games.

Cost of Sales

Cost of sales increased $3,339 to $79,565 for the three months ended June 30, 2018 from $76,226 for the three months ended June 30, 2017. The increase was a result of increased revenues during the current period.

On a year-to-date basis, cost of sales decreased $32,816 to $135,260 for the six months ended June 30, 2018 from $168,076 for the six months ended June 30, 2017. The decrease was a result of cost cutting measures put in place by management and shutting down operations of the Munzee Marketplace store prior to the merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $20,756 to $415,654 for the three months ended June 30, 2018 from $436,410 for the three months ended June 30, 2017. The decrease is primarily due to merger operating efficiencies realized during the current period, partially offset by the inclusion of Freeze Tag expenses during the period.

On a year-to-date basis, selling, general and administrative expenses increased $52,059 to $912,536 for the six months ended June 30, 2018 from $912,536 for the six months ended June 30, 2017. The increase is primarily due to the inclusion of Freeze Tag expenses during the first six months of the current fiscal year, partially offset by merger operating efficiencies realized during the current year.

Other Income (Expense)

Interest expense increased to $9,469 for the three months ended June 30, 2018 from $2,882 for the three months ended June 30, 2017, and increased to $35,382 for the six months ended June 30, 2018 from $4,446 for the six months ended June 30, 2017. The increase in the current year is due primarily to the imputed interest on related party debt.

We wrote off the carrying value of certain leasehold improvements in the second quarter of the 2017 fiscal year. In addition, we received proceeds of $16,251 from the sale of an automobile. As a result, we recognized a loss on disposition of property and equipment of $51,129 for the three months ended June 30, 2017 and a loss on disposition of property and equipment of $49,101 for the six months ended June 30, 2017. We had no gain or loss from disposition of property and equipment for the three months and six months ended June 30, 2018.

Income Tax Benefit (Provision)

We recorded no income tax benefit (provision) for the three months and six months ended June 30, 2018. We recorded an income tax benefit of $1,446 for the three months ended June 30, 2017 and an income tax provision of $7,500 for the six months ended June 30, 2017. The income tax benefit (provision) recorded in the prior year periods are computed on the pre-merger income of Munzee.

Net Income (Loss)

As a result of the above, we reported net income of $46,136 for the three months ended June 30, 2018, compared to a net loss of $50,056 for the three months ended June 30, 2017, and net losses of $36,500 and $3,978 for the six months ended June 30, 2018 and 2017, respectively. We believe the positive trend in profitability of the three months ended June 30, 2018 represents management’s efforts to maintain revenue growth and control costs going forward.

Liquidity and Capital Resources

Introduction

As of June 30, 2018, we had current assets of $258,582, including cash of $205,887, and current liabilities of $750,728, resulting in a working capital deficit of $492,146. In addition, we had a total stockholders’ deficit of $455,811 at June 30, 2018.

During the six months ended June 30, 2018, net cash provided by operating activities was $36,501. Management believes that by continuing to implement cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended June 30, 2018 was $36,501 as a result of our net loss of $36,500, increases in accounts receivable of $1,709 and prepaid and other expenses of $4,234 and decreases in accrued expenses of $17,291 and unearned royalties of $5, partially offset by non-cash expenses totaling $82,707 and an increase in accounts payable of $13,533.

By comparison, net cash provided by operating activities for the six months ended June 30, 2017 was $20,902 as a result of our net loss of $3,978, increases in prepaid and other current assets of $2,500 and other assets of $15,000 and a decrease in accrued expenses of $17,805, partially offset by non-cash expenses totaling $59,017 and an increase in accounts payable of $1,168.

For the six months ended June 30, 2018, we used net cash in investing activities of $3,106, comprised of the purchase of property and equipment. For the six months ended June 30, 2017, we had net cash provided by investing activities of $5,485, comprised of proceeds from the sale of property and equipment of $16,251, partially offset by the purchase of property and equipment of $10,766.

For the six months ended June 30, 2018, we had net cash provided by financing activities of $5,000, comprised of proceeds from stock subscription receivable. For the six months ended June 30, 2017, we used cash of $64,071 in financing activities, comprised of repayment of notes payable of $65,547, partially offset by proceeds from notes payable of $1,476.

Notes Payable – Related Party

As of June 30, 2018, our debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2019. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended June 30, 2018, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended June 30, 2018, there were no unregistered sales of equity securities.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

As noted in our previous filings, the Internal Revenue Service is currently conducting a tax audit of Munzee’s tax returns for 2015, 2016. We are working diligently to resolve any outstanding issues. At this time, we do not know if Munzee will owe any additional taxes.

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

Freeze Tag, Inc.

Dated: August 14, 2018	By:	/s/ Craig Holland
	Name:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

