Form 10-Q
period 2018-09-30
Freeze Tag, Inc.
filed 2018-11-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2018, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2018

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

The results for the period ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 2, 2018.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$235,151	$167,492
Accounts receivable	7,324	7,395
Prepaid expenses and other current assets	40,065	39,357
Total current assets	282,540	214,244

Property and equipment, net	13,388	12,740
Intangible assets, net	364,030	432,640
Other assets	17,850	15,000

Total assets	$677,808	$674,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$185,586	$155,494
Accrued expenses	452,576	451,247
Unearned royalties	127,182	127,187
Total current liabilities	765,344	733,928

Long-term liabilities:
Accrued expenses	-	20,563
Notes payable – related party	379,825	379,825
	379,825	400,388

Total liabilities	1,145,169	1,134,316

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized:
Series B; 2,480,482 and 2,585,882 shares issued and outstanding, respectively	25	26
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 and 69,786,123 shares issued and outstanding, respectively	751	698
Additional paid-in capital	8,964,883	8,919,980
Common stock payable	16,800	16,800
Common stock subscription receivable	-	(5,000)
Accumulated deficit	(9,449,864)	(9,392,240)
Total stockholders’ deficit	(467,361)	(459,692)

Total liabilities and stockholders’ deficit	$677,808	$674,624

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$494,197	$655,160	$1,540,875	$1,740,782

Operating costs and expenses:
Cost of sales	68,830	237,883	204,090	405,959
Selling, general and administrative expenses	435,186	397,772	1,347,722	1,258,249

Total operating costs and expenses	504,016	635,655	1,551,812	1,664,208

Income (loss) from operations	(9,819)	19,505	(10,937)	76,574

Other income (expense):
Interest expense, net	(11,305)	(424)	(46,687)	(4,870)
Gain (loss) on disposition of property and equipment	-	2,871	-	(46,230)

Total other income (expense)	(11,305)	2,447	(46,687)	(51,100)

Income (loss) before income taxes	(21,124)	21,952	(57,624)	25,474
Income tax provision	-	(1,141)	-	(8,641)

Net income (loss)	$(21,124)	$20,811	$(57,624)	$16,833

Weighted average number of common shares outstanding – basic and diluted	74,159,384	6,278,696	72,376,819	6,076,044

Income (loss) per common share – basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(57,624)	$16,833
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	71,068	12,447
Imputed interest expense	44,955	-
Loss on disposition of property and equipment	-	46,230
Changes in operating assets and liabilities:
Accounts receivable	71	(3,469)
Prepaid expenses and other current assets	(708)	(1,859)
Other assets	(2,850)	(15,000)
Accounts payable	30,092	(27,856)
Accrued expenses	(19,234)	25,220
Unearned royalties	(5)	-
Net cash provided by (used by) operating activities	65,765	52,546

Cash flows from investing activities:
Proceeds from disposition of property and equipment	-	39,251
Purchase of property and equipment	(3,106)	-
Net cash provided by (used by) investing activities	(3,106)	39,251

Cash flows from financing activities:
Proceeds stock subscription receivable	5,000	-
Repayment of notes payable	-	(96,107)
Net cash provided by (used by) financing activities	5,000	(96,107)

Net increase (decrease) in cash	67,659	(4,310)
Cash at the beginning of the period	167,492	193,892

Cash at the end of the period	$235,151	$189,582
Supplemental disclosure:
Cash paid for income taxes	$-	$10,000
Cash paid for interest expense	1,732	4,870

Non-cash transactions:
Issuance of common shares in conversion of Series B preferred stock	$53	$-
Cancellation of common shares	-	(8)
Common stock issued for stock subscription receivable	-	5,000

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2018

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at September 30, 2018 and December 31, 2017.

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

The Company had no stock-based compensation expense recognized in its statements of operations for the nine months ended September 30, 2018 and 2017.

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

For the three months and nine months ended September 30, 2018, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive. For the three months and nine months ended September 30, 2017, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the Company did not have any common stock equivalents.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at September 30, 2018 and December 31, 2017.

The current assets, and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature. The long-term notes payable – related party are considered to approximate fair value since their terms (including imputed interest expense) are considered to approximate terms for similar debt instruments.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2018 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $57,624 for the nine months ended September 30, 2018. As of September 30, 2018, the Company had a working capital deficit of $482,804 and a total stockholders’ deficit of $467,361. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support the Company’s business plan. The Company will also continue to develop new games and launch updates to existing games to maximize revenues. However, management is currently evaluating alternative financing sources to fund the Company’s current business plan should cash provided by operations be insufficient.

The Company’s ability to continue as a going concern is dependent upon successfully executing its plans to attain a successful level of operations. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2018	December 31, 2017

Computer equipment	$7,435	$7,170
Office furniture and equipment	10,055	7,214
Total	17,490	14,384
Less accumulated depreciation	(4,102)	(1,644)

Net	$13,388	$12,740

Depreciation expense was $2,458 and $12,447 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2018	December 31, 2017

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated amortization	(93,370)	(24,760)

Net	$364,030	$432,640

Amortization expense was $68,610 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Long-term notes payable - related party consisted of the following at September 30, 2018 and December 31, 2017:

Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2019	186,450

Total	$379,825

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

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the nine months ended September 30, 2018, total imputed interest expense was $44,955, which was recorded to additional paid-in capital. However, the imputed interest is a non-cash expense and does not impact cash generated from operations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of September 30, 2018.

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

During the three months ended September 30, 2018, the Company issued a total of 2,750,000 shares of its common stock recorded at par value of $53 to an accredited investor in conversion of a total of 105,400 shares of its Series B preferred stock. As the conversion was within the terms of the preferred stock, no gain or loss was recognized.

During the nine months ended September 30, 2017, Munzee cancelled 800,000 outstanding common shares at par value of $8.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of September 30, 2018, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

During the nine months ended September 30, 2018, an accredited investor converted a total of 105,400 shares of Series B preferred stock into a total of 5,270,000 shares of the Company’s common stock.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of September 30, 2018, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

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

The Company did not recognize any stock-based compensation during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $39,333.

A summary of the status of the stock options issued by the Company under both plans as of September 30, 2018, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2017	1,518,421	$0.076

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2018	1,518,421	$0.076

The outstanding options expire on various dates beginning August 2020 through December 2027.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at September 30, 2018. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of September 30, 2018. See Note 6 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the nine months ended September 30, 2018, total imputed interest expense was $44,955, which was recorded to additional paid-in capital.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and there are currently no subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the three months and nine months ended September 30, 2018 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Merger Transaction

On October 18, 2017, we closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into our corporation, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock in accordance with the Agreement and Plan of Merger. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, the financial results of operations of the combined company will be included in the Company’s financial statements. Accordingly, the results of operations and cash flows for the three months and nine months ended September 30, 2017 presented herein are those of Munzee and are not the same as the results of operations and cash flows for the three months and nine months ended September 30, 2017 contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed with the Commission on November 14, 2017.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, we incurred a net loss of $57,624 for the nine months ended September 30, 2018. As of September 30, 2018, we had a working capital deficit of $482,804 and a total stockholders’ deficit of $467,361. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on our estimates of potential future product returns and other allowances related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of the related invoices, and represents our best estimate of probable credit losses in its existing trade accounts receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at September 30, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. We had no assets and liabilities required to be measured on a recurring basis at September 30, 2018 and December 31, 2017.

The current assets, and current liabilities reported on our balance sheets are estimated by management to approximate fair market value due to their short-term nature. The long-term notes payable – related party are considered to approximate fair value since their terms (including imputed interest expense) are considered to approximate terms for similar debt instruments.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2018 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

As discussed above, revenues for the nine months ended September 30, 2017 are Munzee revenues only, while revenues for the nine months ended September 30, 2018 are the combined entities post-merger revenues. Revenue from product sales is recorded net of processing costs. Revenues decreased $160,963 to $494,197 for the three months ended September 30, 2018 from $655,160 for the three months ended September 30, 2017. The primary reason for the decrease in revenues in the current year was due to the closing down of the Munzee Marketplace store, which was shut down prior to the merger and which also resulted in a decrease in cost of sales and other expenses, partially offset by the contribution of Freeze Tag revenues during the period. The Munzee Marketplace store was shut down to focus on our core business of location-based games.

On a year-to-date basis, revenues decreased $199,907 to $1,540,875 for the nine months ended September 30, 2018 from $1,740,782 for the nine months ended September 30, 2017. As discussed above, the primary reason for the decrease in revenues in the current year was due to the closing down of the Munzee Marketplace store.

Cost of Sales

Cost of sales decreased $169,053 to $68,830 for the three months ended September 30, 2018 from $237,883 for the three months ended September 30, 2017. The decrease was a result of cost cutting measures put in place by management and shutting down operations of the Munzee Marketplace store prior to the merger.

On a year-to-date basis, cost of sales decreased $201,869 to $204,090 for the nine months ended September 30, 2018 from $405,959 for the nine months ended September 30, 2017. The decrease was a result of cost cutting measures put in place by management and shutting down operations of the Munzee Marketplace store prior to the merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $37,414 to $435,186 for the three months ended September 30, 2018 from $397,772 for the three months ended September 30, 2017. On a year-to-date basis, selling, general and administrative expenses increased $89,743 to $1,347,722 for the nine months ended September 30, 2018 from $1,258,249 for the nine months ended September 30, 2017. The increases are primarily due to the inclusion of Freeze Tag expenses during the first nine months of the current fiscal year, partially offset by merger operating efficiencies realized during the current year.

Other Income (Expense)

Interest expense increased to $11,305 for the three months ended September 30, 2018 from $424 for the three months ended September 30, 2017 and increased to $46,687 for the nine months ended September 30, 2018 from $4,870 for the nine months ended September 30, 2017. The increase in the current year is due primarily to the imputed interest on related party debt.

We had no gain or loss from disposition of property and equipment for the three months and nine months ended September 30, 2018. We wrote off the carrying value of certain leasehold improvements in the second quarter of the 2017 fiscal year. In addition, we received proceeds of $16,251 from the sale of an automobile. As a result, we recognized a gain on disposition of property and equipment of $2,871 for the three months ended September 30, 2017 and a loss on disposition of property and equipment of $46,230 for the nine months ended September 30, 2017.

Income Tax Benefit (Provision)

We recorded no income tax benefit (provision) for the three months and nine months ended September 30, 2018. We recorded an income tax provision of $1,141 and $8,641 for the three months and nine months ended September 30, 2017, respectively. The income tax provision recorded in the prior year periods is computed on the pre-merger income of Munzee.

Net Income (Loss)

As a result of the above, we reported net losses of $21,124 and $57,624 for the three months and nine months ended September 30, 2018, respectively, compared to net income of $20,811 and $16,833 for the three months and nine months ended September 30, 2017, respectively.

In the process of computing Net Income, we are required to record some non-cash expenses, such as imputed interest expense, which impact our final Net Income value but do not impact our cash position. The recording of these non-cash expenses overshadows the bottom line results of our cash management policies throughout 2018.

As identified in our Statement of Cash Flows for the nine months ended September 30, the Net Increase in Cash for the nine months ended September 30, 2018 of $67,659 versus the nine months ended September 30, 2017 of -$4,310 is $71,969. Similarly, Cash on Hand at the end of the current period (2018) is $235,151 vs. $189,582 in 2017.

So, while we reported net losses due to non-cash accounting procedures, we recorded a net increase in cash flows for the current 2018 period versus the same period in 2017.

Liquidity and Capital Resources

Introduction

As of September 30, 2018, we had current assets of $282,540, including cash of $235,151, and current liabilities of $765,344, resulting in a working capital deficit of $482,804. In addition, we had a total stockholders’ deficit of $467,361 at September 30, 2018.

During the nine months ended September 30, 2018, net cash provided by operating activities was $65,765. Management believes that by continuing to implement cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended September 30, 2018 was $65,765 as a result of our net loss of $57,624, increases in prepaid expenses and other current assets of $708 and other assets of $2,850 and decreases in accrued expenses of $19,234 and unearned royalties of $5, offset by non-cash expenses totaling $116,023, a decrease in accounts receivable of $71 and an increase in accounts payable of $30,092.

By comparison, net cash provided by operating activities for the nine months ended September 30, 2017 was $52,546 as a result of our net income of $16,833, non-cash expenses totaling $58,677 and increase in accrued expenses of $25,220, partially offset by increases in accounts receivable of $3,469, prepaid expenses and other current assets of $1,859 and other assets of $15,000 and a decrease in accounts payable of $27,856.

For the nine months ended September 30, 2018, we used net cash in investing activities of $3,106, comprised of the purchase of property and equipment. For the nine months ended September 30, 2017, we had net cash provided by investing activities of $39,251, comprised of proceeds from the disposition of property and equipment.

For the nine months ended September 30, 2018, we had net cash provided by financing activities of $5,000, comprised of proceeds from stock subscription receivable. For the nine months ended September 30, 2017, we used cash of $96,107 in financing activities, comprised of repayment of notes payable.

Notes Payable – Related Party

As of September 30, 2018, our debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2019. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2018, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, we issued a total of 2,750,000 common shares recorded at par value to an accredited investor in conversion of 105,400 shares of our Series B Preferred Stock. The shares of our common stock were issued without restrictive legend in accordance with Rule 144 due to the time the holder held the shares of our Series B Preferred Stock and the prior securities of the company. Based on the representations of the holder in the Securities Exchange and Series B Preferred Stock Purchase Agreement dated July 25, 2017 and in the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

Termination of Corporate Sponsorship Agreement

On August 10, 2018, we sent a letter to the American Diabetes Association (“ADA”) informing the ADA that we were terminating the Corporate Sponsorship Agreement between us the ADA dated March 22, 2018 (the “CS Agreement”), due to the ADA failing to comply with their contractual obligations under the CS Agreement. The ADA’s failure to comply with the CS Agreement primarily related to their marketing responsibilities. Pursuant to the terms of the CS Agreement, the CS Agreement terminated ten (10) business days after our letter of August 10, 2018. As a result, the CS Agreement terminated on August 24, 2018.

On August 21, 2018, we received a short letter disputing the claims in our original letter. We responded to that letter requesting that the ADA show specific information and proof of how they complied with their obligations under the CS Agreement. Although our letter asking for this information was sent many weeks ago, we have not received a response from the ADA.

Munzee Tax Audit

As noted in our previous filings, the Internal Revenue Service is currently conducting a tax audit of Munzee’s tax returns for 2015 and 2016. We are working diligently to resolve any outstanding issues. At this time, we do not know if Munzee will owe any additional taxes.

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

Freeze Tag, Inc.

Dated: November 14, 2018		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

