Form 10-K
period 2018-12-31
Freeze Tag, Inc.
filed 2019-04-01
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2018: $699,456 based on the closing price of $0.0242 on June 30, 2018 of our common stock. The voting stock held by non-affiliates on that date consisted of 28,903,121 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2019, there were 75,056,123 shares of common stock, par value $0.00001, issued and outstanding.

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

Freeze Tag, Inc.

PART I

Explanatory Note

This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward‑looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward‑looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward‑looking statements. Readers are cautioned not to put undue reliance on any forward‑looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated as Freeze Tag, Inc. in February 2006 in the State of Delaware. In March 2006, Freeze Tag, LLC, our predecessor which was formed in October 2005, was merged with and into Freeze Tag, Inc. In October of 2017, we completed a merger transaction with Munzee Inc. in a transaction in which Freeze Tag, Inc. became the surviving entity and both companies merged their operations together (the “Merger”). Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, our financial statements include the financial results of operations of the combined company. The new combined entity maintains offices in Tustin, California and McKinney, Texas. Other corporate actions that occurred as a result of the merger are that Robert Vardeman, Jr., former CEO of Munzee Inc. became President of Freeze Tag, Inc. and both Robert Vardeman, Jr. and Robert D. Vardeman were added to the Freeze Tag, Inc. Board of Directors. The new Board of Directors consists of Craig Holland, Mick Donahoo, Robert Vardeman, Jr., and Robert D. Vardeman.

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

We added another location based product, ZeeTours, in December 2017 through a marketing contract with Groupon. ZeeTours is a location-based smartphone game that combines fitness, learning and fun into a zany walking tour. During 2018, we added many tour locations to our ZeeTours offering, bringing the total number of ZeeTours to approximately 40 tours worldwide.

In 2018, our main focus as a company was centered on our flagship product, Munzee. We dedicated virtually all of our product strategy, design, engineering, creative, and testing resources to bring the “next generation” version (called Munzee 4.0) to market. We successfully introduced the new version to the market in January 31, 2019.

Our mission is to design, develop and deliver innovative digital entertainment that surprises and delights. Our products bring families together by providing fun to kids of all ages. We also strive to create a workplace environment where creativity and fun can thrive in a demanding industry.

Business Strategy

In recent years, we have shifted our business strategy to focus our efforts on creating free-to-play (FTP) social games for the mobile market. We’ve made this change because we believe that games that are social and mobile will provide the greatest revenue opportunities now and in the foreseeable future. This change in direction has not been an easy one as we’ve had to deploy resources differently, learn new techniques, and experiment with new game designs and marketing processes. As we realize success with profitable free-to-play games like Munzee and WallaBee, we are realizing dividends from the many hours invested in learning, experimenting and testing FTP game mechanics and marketing techniques.

We have also announced our intention to grow through acquisition. The merger with Munzee Inc. is evidence that we are making progress on our intention to grow the business through merging and/or acquiring other companies in our field. During 2018, we focused a great deal of management effort on building a successful multi-office and multi-state team, developing communications, reporting, and working relationships to integrate all of the Freeze Tag employees and contractors into a cohesive, thriving worldwide team.

We still feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders. During 2019 and beyond, we will continue to look for acquisition candidates and propose transactions in cases where it makes sense for both parties and will enhance the value of the company.

In the event we do enter into any such transactions in the future, such transactions will likely be accomplished through the issuance of shares of our stock and/or in connection with a strategic financial investor, and not with cash directly from us unless and until our cash position improves.

Augmented Reality and Geo Location Games Market

We believe that augmented reality will play a prominent role in location based games now and in the furure. In 2017, we launched Garfield Go, the company’s first augmented reality location based game (prior to the merger with Munzee Inc.). Garfield Go has become popular with our customers and has helped us to become more proficient in the development of augmented reality and location-based applications. We look forward to expanding our portfolio of games and applications that include augmented reality features because we believe that consumers are looking for new and exciting gaming experiences.

We believe the future market potential for games and applications for consumers and businesses that include augmented reality is growing and will continue to expand. During 2019, we are working on incorporating augmented reality into existing Freeze Tag games, though we are not prepared to disclose the timing nor the exact nature of the implementation at this time.

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

We adhere to the “free-to-play” business model in our currently live Freeze Tag games. We use this business model in our Garfield Go game, where players can purchase additional food items to feed Garfield. In Munzee, players can purchase blast caps to capture virtual munzees deployed near them. WallaBee also offers players a chance to “forage” for honeycombs for free or they may be purchased as in-game items. In all cases, Munzee, WallaBee and Garfield Go are games that players can and do play for free, yet by spending money on additional items, the gameplay experience is enhanced.

Over the last several years, the free-to-play business model has proven to be a very successful model for mobile games. The revenue potential of a game largely depends on the fun-factor and popularity of the game and the game creator’s proprietary techniques for encouraging the player to make a purchase decision – without overly offending the player. The potential for rapidly spreading the game through social networks and small in-game purchases can add up to a very sizeable business opportunity, as evidenced by many mobile games generating millions and even billions of dollars based solely on an accumulation of players making many individual item purchases.

Going forward, we plan on the majority of Freeze Tag’s mobile games to be based on the free-to-play model. In addition, we believe that games are more fun with friends, so we connect our players with major social networks such as Facebook and Twitter to enhance the games’ addictiveness, enjoyment and world-of-mouth referrals. We also offer ways for players to communicate directly with each other in Munzee and WallaBee to enhance the feeling of community and comradery. In both Munzee and WallaBee mobile apps, there are certain aspects of gameplay that are more enjoyable when the experience is shared with other players.

Since mobile app development technology is constantly changing and evolving, we review and research platforms, tools, techniques, and third party SDK’s on a routine basis to ensure we are in synch with the market. In executing our business model, we have derived the most benefit from employing a proprietary game engine because using our own tools and techniques allows us to be nimble and anticipate market changes.

In the future, we plan to continue to employ our game engine. However, where and when appropriate, we will develop specific games using the Unity Development platform. Unity (www.unity3d.com) has become the development platform of choice for many game studios, and allows us to quickly access additional talent in game development. We also plan to utilize other technologies in their native development environment (such as HTML5) as circumstances dictate. This approach allows us to find the best development teams, engineering teams, and partners to help us quickly deploy our games.

Explosive Growth for Mobile Games

According to a 2018 report from Newzoo, the market for mobile games will continue to grow over the next few years. The report states:

“Mobile gaming will continue to be the largest segment following 10 years of double-digit growth since the first iPhone was launched in 2007. In total, mobile revenues will grow 25.5% year on year to reach $70.3 billion. This means for the first time, more than half of all game revenues will come from the mobile segment.” Newzoo Mobile Gaming report, August 2018

Source: Newzoo 2018 Mobile Games Report

As smartphones and tablets continue to become indispensable devices in the hands of most consumers, mobile gaming revenue will continue to increase. In fact, the Newzoo report projects that in the span of ten years, mobile gaming will have grown from the smallest segment in the gaming market in 2012 to a $100 billion dollar industry by 2021. In coming years, the mobile gaming market will grow at a faster pace than the overall games market. By 2021, revenue generated on smartphones and tablets are projected to generate over 59% of the revenues of the entire global game market.

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

At Freeze Tag, our games enjoy a broad base of players across all ages and gender. A large portion of our most popular games such as WallaBee are female players. Although we do have many male players of Munzee, the female player base has been growing rapidly.

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

Call us for help monetizing your game.

XEODESIGN®
1 510 658 8077
XEODESIGN.COM
info@xeodesign.com

Unlocking human potential through play

* *Fiero is the feeling of triumph.* a. *Financial Times* b. Guardian c. Venturebeat d. XEODesign Research

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

As we continue our development efforts in 2019, our approach is to review the technical requirements of the game we want to develop, then make a decision as to which Game Engine is the most appropriate to implement for that development effort, whether that be our own proprietary game engine based on web technologies or third party platforms such as Unity 3D.

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

Augmented Reality and Geolocation Games Development

In 2019 and beyond, we will continue to look for ways to incorporate the latest technologies into our games to provide fun and engagment for our players. Augmented reality is one of the emerging technologies in the gaming segment that excites. We are developing ways to incorporate AR into our current slate of games in 2019.

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

We compete with a continually increasing number of successful location based mobile game companies, including Niantic (makers of Pokemon Go), Geocaching, Seek, and many others.

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

American Diabetes Association Relationship

In a Current Report on Form 8-K filed with the Commission on April 11, 2018, we announced sponsorship agreement with the American Diabetes Association, under which we were going to sponsor the ADA in exchange for the ADA promoting our games in relation to several ADA programs, such as Tour de Cure® cycling events and the ADA’s National Get Fit Don’t Sit DayTM. On August 10, 2018, we sent a letter to the ADA notifying them that we were terminating the sponsorship agreement due to their failure to perform their obligations under the agreement, with the termination effective ten business days after the letter was sent. We received a response from the ADA disputing our claims. However, we believe our position is well-founded and consider the agreement terminated in accordance with our letter dated August 10, 2018.

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

Our Employees

We have 16 employees and 9 contractors (25 total), that work in our offices in Tustin, California, McKinney, Texas, and other remote locations throughout the world. 5 of these are managers, 3 are administrative staff, and the remaining 17 are artists, engineers, production staff, etc. We also work with other artists, engineers, designers, and contractors on and as-needed basis.

Description of Property

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $1,173 per month. Our production office in Texas is located at 1441 Redbud Blvd., Suite 201, McKinney, TX 75069 and we are currently at the beginning of the first year of a 3-year lease. Current monthly lease payment is $2,850 per month plus utilities.

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

We incurred net losses of $60,162 for the year ended December 31, 2018. As of December 31, 2018, we had a working capital deficit of $794,386 and a total stockholders’ deficit of $437,325. The Company reported net cash provided by operating activities of $140,366 and $7,684 for the years ended December 31, 2018 and 2017, respectively. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. There can be no assurance that we will be successful in these efforts.

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

Since the Merger, we have relied on cash flow from operations to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2018, was $309,216, and our projected monthly expenditures rate is approximately $170,000. For the year ended December 31, 2018, our revenues were $2,113,147.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can better fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.

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

As of December 31, 2018, there were 75,056,123 outstanding shares of Common Stock, no outstanding shares of Series A Preferred Stock (“Series A Preferred”), 2,480,482 shares of Series B Preferred Stock (“Series B Preferred”), and 4,355,000 shares of Series C Preferred Stock (“Series C Preferred”). Our officers and directors own a significant portion of our outstanding voting rights on any matters that may be brought before our shareholders for a vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

As of the end of the period covered by this report, we have 2,480,482 shares of our Series B Preferred Stock outstanding, which are convertible into an aggregate of 124,024,100 shares of our common stock. In the event the holder(s) convert such shares of preferred stock into common stock significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock

As of the end of the period covered by this report, we have 2,480,482 shares of our Series B Preferred Stock outstanding, which are convertible into an aggregate of 124,024,100 shares of our common stock. Although under the terms of the agreements with the holders of our Series B Preferred Stock, the number of shares of common stock issuable upon the conversion of their shares of preferred stock cannot exceed an amount that would cause the beneficial ownership of the holder and its affiliates to own more than 4.99% of our outstanding shares of Common Stock, the issuance of almost 5% of our outstanding common stock in a short period time, possibly happening multiple times, would cause substantial dilution to our shareholders. In the event the holder(s) of such preferred stock convert shares of their preferred stock into common stock significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. We also have 4,355,000 shares of our Series C Preferred Stock outstanding which will eventually be convertible into 217,750,000 shares of our common stock, but they are locked-up until the date that is two years from the date we closed the merger with Munzee, Inc.

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

ITEM 2 – PROPERTIES

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $1,173 per month. Our production office in Texas is located at 1441 Redbud Blvd., Suite 201, McKinney, TX 75069 and we are currently at the beginning of the first year of a 3 year lease. Current monthly lease payment is $2,850 per month plus utilities.

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

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Markets / OTC Pink tier. Our current trading symbol is “FRZT.” Since our stock has been quoted, there has been limited volume.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2018 and 2017, as best we could estimate from publicly-available information. We underwent a 1-for-100 reverse stock split effective October 5, 2017. The stock prices set forth below are adjusted to reflect the reverse stock split.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2017	First Quarter	$0.03	$0.01
	Second Quarter	$1.30	$0.01
	Third Quarter	$0.30	$0.09
	Fourth Quarter	$0.12	$0.025

2018	First Quarter	$0.06	$0.02
	Second Quarter	$0.05	$0.02
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.04	$0.01

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

Holders

As of December 31, 2018, there were 75,056,123 shares of our common stock outstanding held by approximately 128 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2018: $699,456 based on the closing price of $0.0242 on June 30, 2018 of our common stock. The voting stock held by non-affiliates on that date consisted of 28,903,121 shares of common stock.

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

As of December 31, 2018, we had the following options outstanding:

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

We did not issue any unregistered securities during the three months ended December 31, 2018.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the year ended December 31, 2018 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Merger Transaction

On October 18, 2017, we closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into our corporation, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, after the Merger date our financial statements include the financial results of operations of the combined company.

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

In October 2017, Rob Vardeman, former President of Munzee Inc. joined gaming industry veterans, Craig Holland and Mick Donahoo, to form a stronger and well-rounded Freeze Tag team through a merger. In addition to successful games Freeze Tag has launched previously, the current portfolio of games includes hits such as Munzee, a real world gaming adventure and social platform with over 8 million locations worldwide and hundreds of thousands of players, WallaBee, an addictive collecting game with over 2,000 beautifully drawn digital cards, and Garfield Go, a Pokemon Go style augmented reality game based on the iconic cat Garfield.

We also offer our technology and services to businesses that want to leverage our expertise in location-based mobile gaming in their marketing and branding programs. For example, our Eventzee solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences. Also, we offer ZeeTours, a location-based smartphone game that combines fitness, learning and fun into a zany walking tour, to resellers such as museums and tourism related businesses around the world.

Central to Freeze Tag’s core strategy is capitalizing on two fast-growing trends in the mobile applications world: augmented reality gaming and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting augmented reality location-based experiences in our games that can serve as a location-based advertising network.

Additionally, the combined company is exploring opportunities to offer services to help advertisers gamify their location-based advertising campaigns and programs. According to many industry pundits, location-based marketing, including the integration of branded augmented reality experiences can help drive foot traffic to malls and movie theatres, or create memorable real world interactions that connect users to brands with deeply emotional experiences. Freeze Tag is moving forward now on business development programs to capitalize on this growing market.

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

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of mobile games for smartphone and tablet platforms. On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2018 and 2017.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. At December 31, 2017, we reviewed the intangible assets and determined that an impairment expense of $37,800 was required. At December 31, 2018, the Company reviewed the intangible assets and determined that no further impairment expense was required.

The excess of the cost over the fair value of net assets of acquired in the Merger is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2017, we reviewed the goodwill recorded in the Merger and determined that a 100% impairment expense of $9,482,545 was required.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2018 and 2017.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and has subsequently issued a number of amendments to ASU 2014-09. The new standard, now codified as ASC 606, Revenue from Contracts with Customers, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company effective January 1, 2018, and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a statement of comprehensive income and a statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

As discussed above, revenues for the period January 1, 2017 through October 17, 2017 are Munzee revenues. Revenues from October 18, 2017 through December 31, 2017 and for the year ended December 31, 2018 are post-merger Freeze Tag and include both Freeze Tag and Munzee operations. Revenue from product sales is recorded net of processing costs. Revenues decreased $104,828 to $2,113,147 for the year ended December 31, 2018 from $2,217,975 for the year ended December 31, 2017. The primary reason for the small decrease in revenues in the current year was due to an overall price decrease applied to some of the most popular products to encourage more unit sales and participation from a broader selection of Munzee players.

As we anticipated, revenues may decline slightly because of these price adjustments, we closely monitored expenses and our efforts resulted in a large increase in cash flow at the conclusion of 2018. Our cash position as of December 31, 2018 almost doubled from $167,492 as of December 31, 2017 to $309,216 as of December 31, 2018, an increase of 85%.

Cost of Sales

Cost of sales decreased $26,834 to $282,633 for the year ended December 31, 2018 from $309,467 for the year ended December 31, 2017. The decrease was a result of cost cutting measures put in place by management and shutting down operations of the Munzee Marketplace store prior to the Merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $78,206 to $1,825,829 for the year ended December 31, 2018 from $1,904,035 for the year ended December 31, 2017. The decrease was primarily a result of cost cutting measures put in place by management and shutting down operations of the Munzee Marketplace store prior to the Merger.

Impairment Expense

We recorded no impairment expense for the year ended December 31, 2018. In the Merger, we recorded identifiable intangible assets totaling $495,200 and goodwill of $9,482,545 based on the valuation report of an independent consulting firm. Accounting rules require that intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. At December 31, 2017, we reviewed the intangible assets and determined that a non-cash impairment expense of $9,520,345 was required for the year ended December 31, 2017, comprised of an impairment of identifiable intangible assets of $37,800 and an impairment of goodwill of $9,482,545.

Other Income (Expense)

Interest expense increased to $57,295 for the year ended December 31, 2018 from $4,891 for the year ended December 31, 2017. The interest expense in the current year is comprised primarily of imputed interest accrued for the entire year on the related party debt assumed in the Merger. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. As of December 31, 2017, all non-related party interest-bearing debt had been retired.

Our interest and other income is currently immaterial to our operations and totaled $0 and $4,571 for the years ended December 31, 2018 and 2017, respectively.

We had no gain or loss from disposition of property and equipment for the year ended December 31, 2018. We sold all automobiles and abandoned certain leasehold improvements during the year ended December 31, 2017. Although we received total proceeds $47,251 from the sale of automobiles, we recognized a loss on disposition of $46,621.

Provision for Income Taxes

The provision for income taxes was $7,552 and $29,474 for the years ended December 31, 2018 and 2017, respectively. The $29,474 provision for the year ended December 31, 2017 consists primarily of a provision for income taxes on the pre-merger income of Munzee.

Net Loss

As a result of the above, we reported a net loss of $60,162 and $9,592,287 for the years ended December 31, 2018 and 2017, respectively. But this net loss includes non-cash expenses such as imputed interest and impairment expense. On a cash basis, Freeze Tag improved its cash position and had a cash flow positive year (see Sources and Uses of Cash below) for the year ended December 31, 2018. As noted above, our net loss in 2017 was primarily a result of the above-described impairment expense related to the Merger, which was a non-cash expense.

Liquidity and Capital Resources

Introduction

As of December 31, 2018, we had current assets of $341,296, including cash of $309,216, and current liabilities of $1,135,682, resulting in a working capital deficit of $794,386. In addition, we had a total stockholders’ deficit of $437,325 at December 31, 2018.

From a financial perspective, one of our focuses in 2018 was to improve our cash positions and increase flow management. Properly managing cash allows the company to move forward in development and growth without borrowing funds from investors or third parties. Freeze Tag management made a concentrated effort on managing cash flow.

During the years ended December 31, 2018 and 2017, we generated net cash from operating activities of $140,366 and $7,684, respectively. Management believes that by continuing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash provided by operating activities was $140,366 for the year ended December 31, 2018 as a result of our net loss of $60,162 and decreases in accrued expenses of $19,155 and unearned royalties of $5, offset by non-cash expenses totaling $172,340, decreases in accounts receivable of $2,316, prepaid expenses and other current assets of $12,356 and other assets of $12,150, and an increase in accounts payable of $20,526.

By comparison, net cash provided by operating activities was $7,684 for the year ended December 31, 2017 as a result of our net loss of $9,592,287, increases in accounts receivable of $1,481 and other assets of $15,000, and a decrease in accrued expenses of $24,848, offset by non-cash expenses totaling $9,625,484, a decrease in prepaid expenses and other current assets of $9,813 and an increase in accounts payable of $6,003.

Net cash used by investing activities was $3,642 for the year ended December 31, 2018, comprised of the purchase of property and equipment.

Net cash provided by investing activities was $62,023 for the year ended December 31, 2017 comprised of proceeds from the disposition of property and equipment of $47,251, and cash acquired in the merger of $29,156, partially offset by the purchase of property and equipment of $14,384.

For the year ended December 31, 2018, we had net cash provided by financing activities of $5,000, comprised on proceeds from a stock subscription receivable.

For the year ended December 31, 2017, we had net cash used by financing activities of $96,107, comprised of repayment of notes payable of $98,008, partially offset by proceeds from notes payable of $1,901.

Notes Payable – Related Party

As of December 31, 2018, our debt was comprised of short-term notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2019. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. The fixed conversion price is $0.02 per share.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosures required by this item.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 ‑ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Freeze Tag, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Freeze Tag, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

April 1, 2019

FREEZE TAG, INC.

BALANCE SHEETS

	December 31,
	2018	2017

ASSETS

Current assets:
Cash	$309,216	$167,492
Accounts receivable	5,079	7,395
Prepaid expenses and other current assets	27,001	39,357
Total current assets	341,296	214,244

Property and equipment, net	13,051	12,740
Intangible assets, net	341,160	432,640
Other assets	2,850	15,000

Total assets	$698,357	$674,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$176,020	$155,494
Accrued expenses	452,655	451,247
Unearned royalties	127,182	127,187
Notes payable – related party	379,825	-
Total current liabilities	1,135,682	733,928

Long-term liabilities:
Notes payable – related party	-	379,825
Accrued expenses	-	20,563
Total long-term liabilities	-	400,388

Total liabilities	1,135,682	1,134,316

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.00001 par value, 25,000,000 shares authorized:	-	-
Series B; 2,480,482 and 2,585,882 shares issued and outstanding at December 31, 2018 and 2017, respectively	25	26
Series C; 4,355,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 and 69,786,123 shares issued and outstanding at December 31, 2018 and 2017, respectively	751	698
Additional paid-in capital	8,997,457	8,919,980
Common stock payable	16,800	16,800
Common stock subscription receivable	-	(5,000)
Accumulated deficit	(9,452,402)	(9,392,240)
Total stockholders’ deficit	(437,325)	(459,692)

Total liabilities and stockholders’ deficit	$698,357	$674,624

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenues	$2,113,147	$2,217,975

Operating costs and expenses:
Cost of sales	282,633	309,467
Selling, general and administrative expenses	1,825,829	1,904,035
Impairment expense	-	9,520,345

Total operating costs and expenses	2,108,462	11,733,847

Income (loss) from operations	4,685	(9,515,872)

Other income (expense):
Interest expense	(57,295)	(4,891)
Interest and other income	-	4,571
Loss on disposition of property and equipment	-	(46,621)

Total other income (expense)	(57,295)	(46,941)

Loss before income taxes	(52,610)	(9,562,813)
Provision for income taxes	(7,552)	(29,474)

Net loss	$(60,162)	$(9,592,287)

Weighted average number of common shares outstanding – basic and diluted	73,052,150	18,659,077

Net loss per common share – basic and diluted	$(0.00)	$(0.51)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2016	-	$-	-	$-	-	$-	6,720,000	$67	$109	$-	$-	$200,047	$200,223

Cancellation of common shares	-	-	-	-	-	-	(800,000)	(8)	8	-	-	-	-
Issuance of common stock for stock subscription receivable	-	-	-	-	-	-	500,000	5	4,995	-	(5,000)	-	-
Issuance of Series C preferred stock and combination of equity accounts in reverse merger	1,000	-	2,663,182	27	4,355,000	44	59,500,962	595	8,855,239	16,800	-	-	8,872,705
Rounding of common shares	-	-	-	-	-	-	161	-	-	-	-	-	-
Surrender and cancellation of Series A preferred stock	(1,000)	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for conversion of Series B preferred stock	-	-	(77,300)	(1)	-	-	3,865,000	39	(38)	-	-	-	-
Stock-based compensation and reduction of accrued expenses	-	-	-	-	-	-	-	-	59,667	-	-	-	59,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,592,287)	(9,592,287)

Balance, December 31, 2017	-	-	2,585,882	26	4,355,000	44	69,786,123	698	8,919,980	16,800	(5,000)	(9,392,240)	(459,692)

Collection of stock subscription receivable	-	-	-	-	-	-	-	-	-	-	5,000	-	5,000
Issuance of common stock for conversion of Series B preferred stock	-	-	(105,400)	(1)	-	-	5,270,000	53	(52)	-	-	-	-
Imputed interest on related party debt	-	-	-	-	-	-	-	-	54,529	-	-	-	54,529
Stock-based compensation	-	-	-	-	-	-	-	-	23,000	-	-	-	23,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(60,162)	(60,162)

Balance, December 31, 2018	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,997,457	$16,800	$-	$(9,452,402)	$(437,325)

The accompanying notes are an integral part of the financial statement

FREEZE TAG, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(60,162)	$(9,592,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	94,811	38,851
Imputed interest on related party debt	54,529	-
Stock-based compensation	23,000	19,667
Loss on disposition of property and equipment	-	46,621
Impairment expense	-	9,520,345
Changes in operating assets and liabilities:
Accounts receivable	2,316	(1,481)
Prepaid expenses and other current assets	12,356	9,813
Other assets	12,150	(15,000)
Accounts payable	20,526	6,003
Accrued expenses	(19,155)	(24,848)
Unearned royalties	(5)	-

Net cash provided by operating activities	140,366	7,684

Cash flows from investing activities:
Purchase of property and equipment	(3,642)	(14,384)
Cash acquired in Merger	-	29,156
Proceeds from disposition of property and equipment	-	47,251

Net cash provided (used) by investing activities	(3,642)	62,023

Cash flows from financing activities:
Proceeds from stock subscription receivable	5,000	-
Proceeds from notes payable	-	1,901
Repayment of notes payable	-	(98,008)

Net cash provided (used) by financing activities	5,000	(96,107)

Net increase (decrease) in cash	141,724	(26,400)
Cash at the beginning of the year	167,492	193,892

Cash at the end of the year	$309,216	$167,492

Supplemental disclosure:
Cash paid for income taxes	$-	$17,476
Cash paid for interest	2,766	4,891

Non-cash investing and financing transactions:
Issuance of common stock for conversion of Series B preferred stock	$53	$39
Cancellation of common shares	-	(8)
Issuance of common stock for stock subscription receivable	-	5,000
Accrued expenses contributed to additional paid-in capital	-	40,000

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Freeze Tag, Inc. (“Freeze Tag” or the “Company”) is a leading creator of mobile location-based games for consumers and businesses. We also offer our gaming technology and services to businesses that want to leverage mobile gaming in their marketing and branding programs.

Merger Transaction

On October 18, 2017, we closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Munzee, Inc., a Delaware corporation (“Munzee”) dated July 26, 2017. At closing, in accordance with the Merger Agreement, Munzee merged with and into our corporation, Freeze Tag, Inc., a Delaware corporation (the “Merger”), with Freeze Tag, Inc. being the surviving corporation. At the closing, we issued the current owners of all of Munzee’s outstanding common stock 4,355,000 shares of our Series C Convertible Preferred Stock. Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical results of operations replace Freeze Tag’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company are included in the Company’s financial statements. See Note 4.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of mobile games for smartphone and tablet platforms. On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. At December 31, 2018 and 2017 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2018 and 2017.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. At December 31, 2017, the Company reviewed the intangible assets and determined that an impairment expense of $37,800 was required. At December 31, 2018, the Company reviewed the intangible assets and determend that no further impairment expense was required.

The excess of the cost over the fair value of net assets of acquired in the Merger is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2017, the Company reviewed the goodwill recorded in the Merger and determined that a 100% impairment expense of $9,482,545 was required for the year ended December 31, 2017.

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

The Company had stock-based compensation expense recognized in its statements of operations of $23,000 and $19,667 for the years ended December 31, 2018 and 2017 respectively.

Earnings per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options, warrants, convertible preferred stock and other rights during the period. All 2017 share and per share disclosures have been adjusted to reflect the exchange of shares in the merger.

For the years ended December 31, 2018 and 2017, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2018 and 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and has subsequently issued a number of amendments to ASU 2014-09. The new standard, now codified as ASC 606, Revenue from Contracts with Customers, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company effective January 1, 2018, and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a statement of comprehensive income and a statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $60,162 for the year ended December 31, 2018.  As of December 31, 2018, the Company had a working capital deficit of $794,386 and a total stockholders’ deficit of $437,325.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Exclusive of the non-cash imputed interest expense of $54,529, the net loss for the year ended December 31, 2018 would have been $5,633.  Additionally, the Company reported net cash provided by operating activities of $140,366 and $7,684 for the years ended December 31, 2018 and 2017, respectively. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support the Company’s business plan.  The Company will also continue to increase its user base and refine its existing stable of games to maximize revenues.  However, management is currently evaluating alternative financing sources to fund the Company’s current business plan should cash provided by operations be insufficient.

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

In the Merger, the 4,355,000 shares of our Series C Convertible Preferred Stock were valued by an independent valuation firm at $10,247,552, with the purchase price allocated as follows at October 18, 2017:

Current assets	$278,366
Property and equipment	11,938
Other assets	15,000
Total liabilities	(35,497)

Net identifiable assets	269,807
Intangible assets:
Intellectual property	307,100
Customer base	156,000
Non-compete agreements	32,100
Goodwill	9,482,545

Total purchase price	$10,247,552

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2018	2017

Computer equipment	$7,971	$7,170
Office furniture and equipment	10,055	7,214
Total	18,026	14,384
Less accumulated depreciation and amortization	(4,975)	(1,644)

Net	$13,051	$12,740

Depreciation and amortization expense was $3,331 and $14,091 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2018	2017

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated amortization	(116,240)	(24,760)

Net	$341,160	$432,640

Amortization expense was $91,480 and $24,760 for the years ended December 31, 2018 and 2017, respectively.

Intangible assets were reduced by an impairment charge of $37,800 at December 31, 2017.

The intangible assets are amortized on a straight-line basis over an estimated useful life of 5 years. Estimated annual aggregate amortization expense for the intangible assets subsequent to 2018 is as follows:

2019	$91,480
2020	91,480
2021	91,480
2022	66,720

Total	$341,160

Goodwill is not subject to amortization, but is reviewed for impairment annually. Goodwill recorded in the Merger of $9,482,545 was fully reduced at December 31, 2017 by an impairment charge of $9,482,545.

NOTE 7 – NOTES PAYABLE

Notes payable - related party consisted of Freeze Tag notes payable that were assumed in the Merger and were as follows at December 31:

	2018	2017

Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	186,450	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2019	186,450	186,450

Total	$379,825	$379,825

The notes payable – related party were included in current liabilities at December 31, 2018 and in long-term liabilities at December 31, 2017.

The note payable to Craig Holland, our Chief Executive Officer, was amended on July 25, 2017 to eliminate the option to convert the note to common stock of the Company and to make the note non-interest bearing. The Company has imputed interest on this note payable using an annual rate of 10%.

The convertible notes payable to Craig Holland and Mick Donahoo, our Chief Financial Officer, consist of amounts relating to accrued salary. The notes were amended on July 25, 2017 to change the conversion terms of the notes and to make the notes non-interest bearing. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

Interest expense on all debt totaled $57,295 and $4,891 for the years ended December 31, 2018 and 2017, respectively. Imputed interest expense on related party debt was $54,529 and $0 for the years ended December 31, 2018 and 2017, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 and 69,786,123 common shares issued and outstanding as of December 31, 2018 and 2017, respectively.

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

During the year ended December 31, 2018, the Company issued a total of 5,270,000 shares of its common stock recorded at par value of $53 to an accredited investor in conversion of a total of 105,400 shares of its Series B preferred stock. As the conversion was within the terms of the preferred stock, no gain or loss was recognized.

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

As of December 31, 2018 and 2017, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of December 31, 2018 and 2017, there were 2,480,482 and 2,585,882 shares of Series B preferred stock issued and outstanding, respectively.

As of December 31, 2018 and 2017, the Company had 4,355,000 shares of Series C preferred stock issued and outstanding.

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

As discussed above, during the year ended December 31, 2018, the Company issued a total of 5,270,000 shares of its common stock recorded at par value of $53 to an accredited investor in conversion of a total of 105,400 shares of its Series B preferred stock.

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

The Company recorded stock-based compensation expense of $23,000 and $19,667 during the years ended December 31, 2018 and 2017. As of December 31, 2018, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $19,666.

A summary of the status of the stock options issued by the Company under both plans as of December 31, 2018, and changes during the years ended December 31, 2017 and 2018 is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2016	5,600	$10.00

Granted	1,512,821	$0.039
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2017	1,518,421	$0.076

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2018	1,518,421	$0.076

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

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2018 and 2017.  The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2018 and 2017.  See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.  Imputed interest expense on the notes payable – related party totaled $54,529 and $0 for the years ended December 31, 2018 and 2017, respectively.

Concurrent with the Merger, Mr. Holland surrendered 1,000 shares of Series A preferred stock and the shares were cancelled.  See Note 8.

In connection with the grant of stock options in December 2017 (Note 8), options were granted to Mr. Donahoo in lieu of $40,000 of accrued vacation time, which was recorded as a contribution to capital.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its California office facilities on a month-to-month lease with either party having the option to terminate with 30 days’ notice.

The Company also leases its Texas office facilities pursuant to a long-term operating lease agreement requiring an initial deposit of $2,850 and 36 montly payments of $2,850 commencing January 2019 through December 2021. Future minimum lease payments required under the lease as of December 31, 2018 are as follows:

2019	$34,200
2020	34,200
2021	34,200

Total	$102,600

The Company recognized rent expense under a prior Texas lease on a straight-line basis over the life of the lease, recording a deferred rent liability for the difference between the straight-line rent and rent expense incurred pursuant to the terms of the lease. As of December 31, 2017, the total deferred rent liability, included in accrued expenses was $20,813, of which $20,563 was recorded as a long-term liability. No deferred rent liability was recorded at December 31, 2018.

Total rent expense under all operating leases was $94,214 and $156,182 for the years ended December 31, 2018 and 2017, respectively.

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

The provision for income taxes was $7,552 and $29,474 for the years ended December 31, 2018 and 2017, respectively. The provision for income taxes for the year ended December 31, 2017 includes a provision for income taxes on Munzee income prior to the Merger.

For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2032. The net operating loss as of December 31, 2018 and 2017 was $4,655,378 and $4,726,261, respectively. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2018	2017

Deferred tax asset	$1,582,829	$1,383,685
Valuation allowance	(1,582,829)	(1,383,685)

Net	$-	$-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2018 and 2017, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and there are currently no subsequent events to report.

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2018, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in the 2013 Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, we determined that there was a control deficiency that constituted a material weakness:

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

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2018.

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

Robert Vardeman, Jr., age 42, is our President and a member of our Board of Directors, appointed to both positions on October 18, 2017 when Munzee merged with and into our corporation. From 2013-2017 (prior to the merger), Mr. Vardeman was the President of Munzee, Inc., providing the strategic direction of the company, ensuring that the general day-to-day operations were adequately executed. Mr. Vardeman was the visionary for Munzee’s suite of applications. He was also responsible for pushing the Munzee brand and spearheading its sales efforts. Before starting Munzee, Mr. Vardeman taught at Allen I.S.D. for 15 years, teaching mathematics for grades four through eight. Mr. Vardeman has a Bachelors in Elementary Education from Dallas Baptist University and a Masters in Administration and Supervision from the University of Phoenix.

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

Family Relationships

Don Vardeman (Director) is the father of Rob Vardeman (President and Director). There are no other family relationships among our officers or directors.

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

During the most recent fiscal year, to the Company’s knowledge, there were six failures to timely file Section 16(a) forms

Board Meetings and Committees

During the 2018 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 ‑ EXECUTIVE COMPENSATION

Executive Officers and Directors

We do not currently have written employment agreements with our executives, Craig Holland, Robert D. Vardeman, Jr. (Rob), and Mick Donahoo. All are at-will employees whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, Chief Financial Officer, and VP of Operations (retired, effective August 31, 2018) for the fiscal years ended December 31, 2018, and 2017, and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2018	155,680	-	-	-	-	-	-	155,680
CEO	2017	152,000	-	-	-	-	-	-	152,000
	2016	159,600	-	-	-	-	-	-	159,600

Robert D. Vardeman, Jr.*	2018	108,837	-	-	-	-	-	-	108,837
President	2017	103,362	-	-	-	-	-	-	103,362

Mick Donahoo	2018	155,680	-	-	-	-	-	-	155,680
CFO	2017	152,000	-	-	40,000	-	-	-	192,000
	2016	159,600	-	-	-	-	-	-	159,600

Cecie Newman* / ^	2018	40,000	-	-	-	-	-	-	40,000
VP Operations	2017	80,396	-	-	10,000	-	-	-	90,396

_________

*Appointed as Executive officer in October 2017

^ Retired effective August 31, 2018

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2018:

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Craig Holland	1,150	-	-	10.00	8/02/20	-	-	-	-

Mick Donahoo	341,880	683,761	-	0.039	12/05/27	-	-	-	-

Cecie Newman*	256,410	-	-	0.039	12/05/27	-	-	-	-

__________

*Retired, Effective Aug 31, 2018

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares		Percent of Class	Percent of Total Voting Rights(7)

Craig Holland (2)(3)	CEO, CCO and Director	50,877,842	(4)	60.0%	14.0%

Rob Vardeman (2)(3)	President and Director	-0-		0%	0%

Mick Donahoo (2)(3)	CFO, Secretary and Director	11,859,437		14.0%	1%

Don Vardeman (2)(3)	Director	-0-		0%	0%

All Officers and Directors as a Group (4 persons)		62,821,749	(4)-(6)	66.5%	14.8%

____________

(1)	As of March 25, 2019, there were 75,056,123 shares of common stock outstanding (post reverse stock split). Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4)	Includes 770,204 shares of our common stock that are not locked up, 40,437,738 shares of common stock that is locked up for two years, 9,668,750 shares of common stock underlying convertible promissory notes, and 1,150 shares of common stock underlying vested stock options, which has an exercise price of $10 per share.

(5)	Includes 642,957 shares of our common stock that are not locked up, 1,552,100 shares of common stock that is locked up for two years, 9,332,500 shares of common stock underlying a convertible promissory note, and 341,880 shares of common stock underlying vested stock options, which as an exercise price of $0.039 per share.

(6)	Includes 84,470 shares of common stock underlying vested stock options, which as an exercise price of $0.039 per share.

(7)	Calculated based on the total votes currently outstanding (does not include votes from shares underlying promissory notes, options or warrants). As of March 25, 2019, there was a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

Series C Preferred Stock(1)

Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Rights(4)

Craig Holland (2)(3)	CEO, CCO and Director	-0-	0%	0%

Rob Vardeman (2)(3)	President and Director	2,659,128	61.1%	45.4%

Mick Donahoo (2)(3)	CFO, Secretary and Director	-0-	0%	0%

Don Vardeman (2)(3)	Director	339,174	7.9%	5.7%

Scott Foster 1441 Redbud Blvd, Ste 201 McKinney, TX 75069	5% Shareholder	868,287	20.0%	14.82%

Chris Pick 1441 Redbud Blvd, Ste 201 McKinney, TX 75069	5% Shareholder	325,607	7.50%	5.5%

All Officers and Directors as a Group (4 persons)		2,998,272	68.8%	51.1%

__________

(1)	As of March 25, 2019, there were 4,355,000 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible and votes at 50 to 1. Shares of Series C Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4)	Calculated based on a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

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

ITEM 13 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2018 and 2017, we owed a total of $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer under these related party notes payable.

Imputed interest expense on the related party notes payable, calculated at 10% per annum, totaled $54,529 and $0 for the years ended December 31, 2018 and 2017, respectively. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2018 and 2017, M&K CPAS, PLLC charged us $43,000 and $38,200, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2018 and 2017, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2018 and 2017, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2018 and 2017, 100% was approved by the entire Board of Directors.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Freeze Tag, Inc.

Dated: April 1, 2019	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: April 1, 2019	By:	/s/ Mick Donahoo
Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2019	By:	/s/ Craig Holland
Craig Holland
	Its:	Director and Chief Executive Officer

Dated: April 1, 2019	By:	/s/ Mick Donahoo
Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer

Dated: April 1, 2019	By:	/s/ Rob Vardeman
Rob Vardeman
	Its:	Director and President

Dated: April 1, 2019	By:	/s/ Don Vardeman
Don Vardeman
	Its:	Director

