Form 10-Q
period 2019-03-31
Freeze Tag, Inc.
filed 2019-05-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2019, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED MARCH 31, 2019

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

The results for the period ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)

Current assets:
Cash	$277,920	$309,216
Accounts receivable	2,864	5,079
Prepaid expenses and other current assets	9,792	27,001
Total current assets	290,576	341,296

Property and equipment, net	12,179	13,051
Intangible assets, net	318,290	341,160
Other assets	86,877	2,850

Total assets	$707,922	$698,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$192,459	$176,020
Accrued expenses	455,665	452,655
Unearned royalties	7,543	127,182
Notes payable–related party	379,825	379,825
Other current liabilities	27,233	-
Total current liabilities	1,062,725	1,135,682

Other long-term liabilities	54,697	-

Total liabilities	1,117,422	1,135,682

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,010,906	8,997,457
Common stock payable	16,800	16,800
Accumulated deficit	(9,438,026)	(9,452,402)
Total stockholders’ deficit	(409,500)	(437,325)

Total liabilities and stockholders’ deficit	$707,922	$698,357

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$560,203	$495,854

Operating costs and expenses:
Cost of sales	71,923	55,695
Selling, general and administrative expenses	463,918	496,882

Total operating costs and expenses	535,841	552,577

Income (loss) from operations	24,362	(56,723)

Other income (expense):
Interest expense, net	(9,986)	(25,913)

Total other income (expense)	(9,986)	(25,913)

Net income (loss)	$14,376	$(82,636)

Weighted average number of common shares outstanding - basic	75,056,123	70,626,123
Weighted average number of common shares outstanding - diluted	94,073,373	70,626,123

Income (loss) per common share – basic and diluted	$0.00	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, January 1, 2018	-	$-	2,585,882	$26	4,355,000	$44	69,786,123	$698	$8,919,980	$16,800	$(5,000)	$(9,392,240)	$(459,692)

Collection of stock subscription receivable	-	-	-	-	-	-	-	-	-	-	5,000	-	5,000
Issuance of common stock for conversion of Series B preferred stock	-	-	(50,400)	(1)	-	-	2,520,000	25	(25)	-	-	-	-
Imputed interest on related party debt	-	-	-	-	-	-	-	-	25,911	-	-	-	25,911
Net loss	-	-	-	-	-	-	-	-	-	-	-	(82,636)	(82,636)

Balance, March 31, 2018	-	$-	2,535,482	$25	4,355,000	$44	72,306,123	$723	$8,945,867	$16,800	$-	$(9,474,876)	$(511,417)

Balance, January 1, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,997,457	$16,800	$-	$(9,452,402)	$(437,325)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	54,529
Stock-based compensation	-	-	-	-	-	-	-	-	4,083	-	-	-	23,000
Net income	-	-	-	-	-	-	-	-	-	-	-	14,376	14,376

Balance, March 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,010,906	$16,800	$-	$(9,438,026)	$(409,500)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$14,376	$(82,636)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	23,742	23,584
Imputed interest expense	9,366	25,911
Stock-based compensation	4,083	-
Changes in operating assets and liabilities:
Accounts receivable	2,215	(540)
Prepaid expenses and other current assets	17,209	(8,232)
Other assets	(2,097)	-
Accounts payable	16,439	11,676
Accrued expenses	3,010	8,232
Unearned royalties	(119,639)	(5)

Net cash used by operating activities	(31,296)	(22,010)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,106)

Net cash used by investing activities	-	(3,106)

Cash flows from financing activities:
Proceeds stock subscription receivable	-	5,000

Net cash provided by financing activities	-	5,000

Net decrease in cash	(31,296)	(20,116)
Cash at the beginning of the period	309,216	167,492

Cash at the end of the period	$277,920	$147,376

Supplemental disclosure:

Cash paid for income taxes	$-	$-
Cash paid for interest expense	-	1

Non-cash transactions:

Issuance of common shares in conversion of Series B preferred stock	$-	$25
Right-of-use asset obtained in exchange for lease obligation	88,325	-

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2019

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

The Company had stock-based compensation expense recognized in its statements of operations of $4,083 for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at March 31, 2019 and December 31, 2018.

The current assets, and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating lease, the asset is included in Other long-term assets on the consolidated balance sheet at March 31, 2019 and is amortized within operating income over the lease term. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. The Company adopted the ASU effective January 1, 2019. We recognized an $88,325 right-of-use asset and $88,325 related lease liability as of January 1, 2019 for our operating lease. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the alternative method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods.

The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed above were assessed and determined to be either not applicable or are expected to have minimal impact on our condensed financial statements.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net income of $14,376 and used net cash of $31,296 in operations for the three months ended March 31, 2019. As of March 31, 2019, the Company had a working capital deficit of $772,149 and a total stockholders’ deficit of $409,500. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2019	December 31, 2018

Computer equipment	$7,971	$7,971
Office furniture and equipment	10,055	10,055
Total	18,026	18,026
Less accumulated depreciation	(5,847)	(4,975)

Net	$12,179	$13,051

Depreciation expense was $872 and $714 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2019	December 31, 2018

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(139,110)	(116,240)

Net	$318,290	$341,160

Amortization expense was $22,870 for the three months ended March 31, 2019 and 2018.

NOTE 6 – LEASES

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and we did not elect the use of hindsight.

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have one operating lease related to our office space in Texas with a remaining lease terms of 3 years. We recognized $8,550 in operating lease costs for the three months ended March 31, 2019.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

Short-term leases with an initial term of 12 months or less are not recorded on the Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of March 31, 2019, we did not have any short-term leases.

The tables below present financial information associated with our lease. This information is only presented as of, and for the three months ended, March 31, 2019. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	March 31, 2019

Right-of-use assets	Right-of-use assets	$81,930
Current lease liabilities	Other current liabilities	27,233
Non-current lease liabilities	Other long-term liabilities	54,697

As of March 31, 2019, our maturities of our lease liability is as follows:

2019	$25,650
2020	34,200
2021	34,200
Total	$94,050
Less: Imputed interest	(12,120)
Present value of lease liabilities	$81,930

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Long-term notes payable - related party consisted of the following at March 31, 2019 and December 31, 2018:

Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2019	186,450

Total	$379,825

Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2019 and 2018, total imputed interest expense was $9,366 and $25,911, respectively, which was recorded to additional paid-in capital.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of March 31, 2019.

There was no common stock activity during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company issued 2,520,000 shares of its common stock recorded at par value of $25 to an accredited investor in conversion of 50,400 shares of its Series B preferred stock. As the conversion was within the terms of the preferred stock, no gain or loss was recognized.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of March 31, 2019, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the three months ended March 31, 2019. During the three months ended March 31, 2018, an accredited investor converted 50,400 shares of Series B preferred stock into 2,520,000 shares of the Company’s common stock.

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

There was no Series C preferred stock activity during the three months ended March 31, 2019 and March 31, 2018.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of March 31, 2019, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $4,083 of stock-based compensation during the three months ended March 31, 2019 and none during the three months ended March 31, 2018. As of March 31, 2019, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $12,250.

A summary of the status of the stock options issued by the Company under both plans as of March 31, 2019, and changes during three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	1,518,423	$0.076

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2019	1,518,423	$0.076

The outstanding options expire on various dates beginning August 2020 through December 2027.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2019 and 2018. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of March 31, 2019 and 2018. See Note 6 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2019 and 2018, total imputed interest expense was $9,366 and $25,911, respectively, which was recorded to additional paid-in capital.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the three months ended March 31, 2019 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Founded by gaming industry veterans, Freeze Tag has launched several successful games over the course of its history. Our current portfolio includes hits such as Munzee®, a social platform with over 7 million locations worldwide and hundreds of thousands of players that blends gamification and geolocation into an experience that rewards players for going places in the physical world; Garfield Go, a Pokemon Go style augmented reality game based on the iconic cat Garfield; WallaBee®, an addictive collecting game with over 2,000 beautifully drawn digital cards; as well as many social mobile games that provide endless hours of family-friendly fun. We also offer our technology and services to third party businesses that want to leverage mobile gaming in their marketing and branding programs. For example, our Eventzee® solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences.

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

During the first quarter of 2019, we began implementing growth marketing programs to capitalize on the launch of our Munzee 4.0 app. To date, those efforts have been very successful, resulting in thousands of new users signing up to become Munzee players. The economic impact of these new players is already rippling through the company, although it will take time for new users to begin spending at the level of players who have been active Munzee players for years. In July of 2019, Munzee, as a game, will be 8 years old. Many players are still active who began playing back in 2011.

During the remaining months in 2019, we will also focus development and marketing resources to growing other Freeze Tag games to strengthen our product portfolio.

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net income of $14,376 and used net cash of $31,296 in operations for the three months ended March 31, 2019. As of March 31, 2019, the Company had a working capital deficit of $772,149 and a total stockholders’ deficit of $409,500. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgments that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable and actual results may differ. For further information on our significant accounting policies, see Note 2 to our financial statements included in this filing.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. For our operating lease, the asset is included in Other long-term assets on the consolidated balance sheet at March 31, 2019 and is amortized within operating income over the lease term. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. The Company adopted the ASU effective January 1, 2019. We recognized an $88,235 right-of-use asset and a $88,325 related lease liability as of January 1, 2019 for our operating lease. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the alternative method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods.

The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed above were assessed and determined to be either not applicable or are expected to have minimal impact on our condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018.

Revenues

Revenues increased $64,349 to $560,203 for the three months ended March 31, 2019 from $495,854 for the three months ended March 31, 2018. The primary reason for the increase in revenues in the current year was due to the close-out of a significant mobile distribution contract in the period allowing us to recognize deferred revenue.

Cost of Sales

Cost of sales increased $16,228 to $71,923 for the three months ended March 31, 2019 from $55,695 for the three months ended March 31, 2018. The increase was a result of increased server and server usage fees, as well as increased physical product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $32,964 to $463,918 for the three months ended March 31, 2019 from $496,882 for the three months ended March 31, 2018. The decrease is primarily due to the cost savings related to our Texas office relocation, partially offset by expenses related to additional development resources added during the first quarter of the current fiscal year.

Other Income (Expense)

Interest expense decreased to $9,986 for the three months ended March 31, 2019 from $25,913 for the three months ended March 31, 2018. These amounts relate primarily to the imputed interest on related party debt.

Net Income (Loss)

As a result of the above, we reported net income of $14,376 for the three months ended March 31, 2019 and a net loss of $82,636 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Introduction

As of March 31, 2019, we had current assets of $290,576, including cash of $277,920, and current liabilities of $1,062,725, resulting in a working capital deficit of $772,149. In addition, we had a total stockholders’ deficit of $409,500 at March 31, 2019.

During the three months ended March 31, 2019, we used net cash of $31,296 from operating activities. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $31,296 in operating activities for the three months ended March 31, 2019 mainly as a result of net income of $14,376, decreases of our prepaid expenses and other assets of $17,209 and increases in our accounts payable and accrued expenses of $16,439 and $3,010 being more than offset by the decrease of unearned royalties of $119,639.

By comparison, we used net cash of $22,010 in operating activities for the three months ended March 31, 2018 as a result of our net loss of $82,636, increases in accounts receivable of $540 and prepaid and other expenses of $8,232 and decrease in unearned royalties of $5, partially offset by non-cash expenses totaling $49,495 and increases in accounts payable of $11,676 and accrued expenses of $8,232.

For the three months ended March 31, 2019, we did not have any cash provided by or used in investing activities.  For the three months ended March 31, 2018, we used net cash in investing activities of $3,106 for the purchase of property and equipment.

For the three months ended March 31, 2019, we did not have any cash provided by or used in financing activities.  For the three months ended March 31, 2018, we had net cash provided by financing activities of $5,000, comprised of proceeds from stock subscription receivable.

Notes Payable – Related Party

As of March 31, 2019, our debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2019. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2019, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

There is no information required to be disclosed by this Item.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

Munzee Tax Audit

As noted in our previous filings, the Internal Revenue Service is currently conducting a tax audit of Munzee’s tax returns for 2015 and 2016. We are working diligently to resolve and outstanding issues. At this time, we do not know if Munzee will owe any additional amounts.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (15)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_______

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: May 15, 2019	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

