Form 10-Q
period 2019-06-30
Freeze Tag, Inc.
filed 2019-08-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2019, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED JUNE 30, 2019

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

The results for the period ended June 30, 2019 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018

ASSETS	(Unaudited)

Current assets:
Cash	$218,967	$309,216
Accounts receivable	2,554	5,079
Prepaid expenses and other current assets	14,915	27,001
Total current assets	236,436	341,296

Property and equipment, net	11,307	13,051
Intangible assets, net	295,420	341,160
Other assets	78,224	2,850

Total assets	$621,387	$698,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$151,241	$176,020
Accrued expenses	455,890	452,655
Unearned royalties	7,543	127,182
Notes payable–related party	379,825	379,825
Other current liabilities	27,920	-
Total current liabilities	1,022,419	1,135,682

Other long-term liabilities	47,454	-

Total liabilities	1,069,873	1,135,682

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,024,459	8,997,457
Common stock payable	16,800	16,800
Accumulated deficit	(9,490,565)	(9,452,402)
Total stockholders’ deficit	(448,486)	(437,325)

Total liabilities and stockholders’ deficit	$621,387	$698,357

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$518,213	$550,824	$1,078,416	$1,046,678

Operating costs and expenses:
Cost of sales	82,670	79,565	154,593	135,260
Selling, general and administrative expenses	477,992	415,654	941,910	912,536

Total operating costs and expenses	560,662	495,219	1,096,503	1,047,796

Income (loss) from operations	(42,449)	55,605	(18,087)	(1,118)

Other income (expense):
Interest expense, net	(10,090)	(9,469)	(20,076)	(35,382)

Total other income (expense)	(10,090)	(9,469)	(20,076)	(35,382)

Net income (loss)	$(52,539)	$46,136	$(38,163)	$(36,500)

Weighted average number of common shares outstanding - basic	75,056,123	72,306,123	75,056,123	71,470,764
Weighted average number of common shares outstanding - diluted	75,056,123	91,297,373	75,056,123	71,470,764

Income (loss) per common share – basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total
Balance, December 31, 2018	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,997,457	$16,800	$-	$(9,452,402)	$(437,325)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	9,366
Stock-based compensation	-	-	-	-	-	-	-	-	4,083	-	-	-	4,083
Net income	-	-	-	-	-	-	-	-	-	-	-	14,376	14,376

Balance, March 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,010,906	$16,800	$-	$(9,438,026)	$(409,500)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,469	-	-	-	9,469
Stock-based compensation	-	-	-	-	-	-	-	-	4,084	-	-	-	4,084
Net loss	-	-	-	-	-	-	-	-	-	-	-	(52,539)	(52,539)

Balance, June 30, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,024,459	$16,800	$-	$(9,490,565)	$(448,486)

Balance, December 31, 2017	-	$-	2,585,882	$26	4,355,000	$44	69,786,123	$698	$8,919,980	$16,800	$(5,000)	$(9,392,240)	$(459,692)

Collection of stock subscription receivable	-	-	-	-	-	-	-	-	-	-	5,000	-	5,000
Issuance of common stock for conversion of Series B preferred stock	-	-	(50,400)	(1)	-	-	2,520,000	25	(25)	-	-	-	-
Imputed interest on related party debt	-	-	-	-	-	-	-	-	25,911	-	-	-	25,911
Net loss	-	-	-	-	-	-	-	-	-	-	-	(82,636)	(82,636)

Balance, March 31, 2018	-	$-	2,535,482	$25	4,355,000	$44	72,306,123	$723	$8,945,867	$16,800	$-	$(9,474,876)	$(511,417)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470
Net income	-	-	-	-	-	-	-	-	-	-	-	46,136	46,136

Balance, June 30, 2018	-	$-	2,535,482	$25	4,355,000	$44	72,306,123	$723	$8,955,337	$16,800	$-	$(9,428,740)	$(455,811)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,163)	$(36,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	47,484	47,326
Imputed interest expense	18,835	35,381
Stock-based compensation	8,167	-
Changes in operating assets and liabilities:
Accounts receivable	2,525	(1,709)
Prepaid expenses and other current assets	12,086	(4,234)
Accounts payable	(24,779)	13,533
Accrued expenses	3,235	(17,291)
Unearned royalties	(119,639)	(5)

Net cash provided (used) by operating activities	(90,249)	36,501

Cash flows from investing activities: Purchase of property and equipment	-	(3,106)

Net cash used by investing activities	-	(3,106)

Cash flows from financing activities: Proceeds stock subscription receivable	-	5,000

Net cash provided by financing activities	-	5,000

Net increase (decrease) in cash	(90,249)	38,395
Cash at the beginning of the period	309,216	167,492

Cash at the end of the period	$218,967	205,887

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$1

Non-cash transactions:
Issuance of common shares in conversion of Series B preferred stock	$-	$25
Right-of-use asset obtained in exchange for lease obligation	$88,325	$-

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2019

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

Income Taxes

We account for income taxes using ASC Topic 740, Income Taxes. Under ASC Topic 740, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees (“ASC stock-based compensation guidance”). Stock-based compensation expense recognized during the requisite service period is based on the value of share-based payment awards after reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company had stock-based compensation expense recognized in its statements of operations of $8,167 for the six months ended June 30, 2019 and $0 for the six months ended June 30, 2018.

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

For the three and six months ended June 30, 2019 and six months ended June 30, 2018, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive. For the three months ended June 30, 2018, the diluted weighted average number of shares includes 18,991,250 common shares issuable upon conversion of related party convertible debt.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at June 30, 2019 and December 31, 2018.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. The Company adopted the ASU effective January 1, 2019. We recognized an $88,325 right-of-use asset and $88,325 related lease liability as of January 1, 2019 for our operating lease. For our operating lease, the asset is included in Other long-term assets on the consolidated balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the alternative method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods. See Note 7 for further details regarding Freeze Tag’s leases.

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2019 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net loss of $38,163 and used net cash of $90,249 in operations for the six months ended June 30, 2019. As of June 30, 2019, the Company had a working capital deficit of $785,983 and a total stockholders’ deficit of $448,486. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2019	December 31, 2018

Computer equipment	$7,971	$7,971
Office furniture and equipment	10,055	10,055
Total	18,026	18,026
Less accumulated depreciation	(6,719)	(4,975)

Net	$11,307	$13,051

Depreciation expense was $1,744 and $1,586 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2019	December 31, 2018

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(161,980)	(116,240)

Net	$295,420	$341,160

Amortization expense was $45,740 for the six months ended June 30, 2019 and 2018.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have one operating lease related to our office space in Texas with a remaining lease terms of 3 years. We recognized $17,100 in operating lease costs for the six months ended June 30, 2019.

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

The tables below present financial information associated with our lease. This information is only presented as of, and for the six months ended, June 30, 2019. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	June 30, 2019

Right-of-use assets	Right-of-use assets	$75,374
Current lease liabilities	Other current liabilities	27,919
Non-current lease liabilities	Other long-term liabilities	47,455

As of June 30, 2019, our maturities of our lease liability is as follows:

2019	$17,100
2020	34,200
2021	34,200
Total	$85,500
Less: Imputed interest	(10,126)
Present value of lease liabilities	$75,374

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Long-term notes payable - related party consisted of the following at June 30, 2019 and December 31, 2018:

Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2019	186,450

Total	$379,825

Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the six months ended June 30, 2019 and 2018, total imputed interest expense was $18,835 and $35,381, respectively, which was recorded to additional paid-in capital.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of June 30, 2019.

There was no common stock activity during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company issued 2,520,000 shares of its common stock recorded at par value of $25 to an accredited investor in conversion of 50,400 shares of its Series B preferred stock. As the conversion was within the terms of the preferred stock, no gain or loss was recognized.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of June 30, 2019, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

Series B Preferred Stock

The Company’s Series B Preferred Stock has 2,700,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights. The holders of the Series B Preferred Stock cannot convert their shares of Series B Sreferred Stock if such conversion would cause the holder to beneficially own more than 4.99% of our then-outstanding common stock.

There was no Series B Preferred Stock activity during the six months ended June 30, 2019. During the three months ended March 31, 2018, an accredited investor converted 50,400 shares of Series B Preferred Stock into 2,520,000 shares of the Company’s common stock.

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

There was no Series C Preferred Stock activity during the six months ended June 30, 2019 and June 30, 2018.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of June 30, 2019, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $8,167 of stock-based compensation during the six months ended June 30, 2019 and none during the six months ended June 30, 2018. As of June 30, 2019, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $8,167.

A summary of the status of the stock options issued by the Company under both plans as of June 30, 2019, and changes during six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	1,518,423	$0.076

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2019	1,518,423	$0.076

The outstanding options expire on various dates beginning August 2020 through December 2027.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the six months ended June 30, 2019 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

During the first quarter of 2019, we began implementing growth marketing programs to capitalize on the launch of our Munzee 4.0 app. To date, those efforts have been very successful, resulting in thousands of new users signing up to become Munzee players. The economic impact of these new players is already rippling through the company, although it will take time for new users to begin spending at the level of players who have been active Munzee players for years. In July of 2019, Munzee, as a game, turned 8 years old. Many players are still active who began playing back in 2011.

During the remaining months in 2019, we will also focus development and marketing resources to growing other Freeze Tag games to strengthen our product portfolio.

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, we incurred net loss of $38,163 and used net cash of $90,249 in operations for the six months ended June 30, 2019. As of June 30, 2019, we had a working capital deficit of $785,983 and a total stockholders’ deficit of $448,486. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We also plan to continue to develop and launch new games to maximize revenues. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2019 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release. Previously, the majority of our released game titles were “pay-per-download”, where the consumer paid to download the game onto their device, leading to revenue per download. Now our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features.

Our revenues for the three months ended June 30, 2019 of $518,213 were down $32,611 from revenues of $550,824 for the three months ended June 30, 2018. The primary reason for the decrease was the timing of the sales of premium Munzee products during Q2 2019. During the month of June 2018, two premium products were sold to Munzee players whereas in June 2019, only one lower-priced premium product was sold. Additionally, focus moved away from some higher priced Munzee products to lower priced Munzee products. These efforts were successful in achieving greater unit sales numbers and involving an increased number of customers, but since these items were at lower price points, the overall revenue numbers dipped for the quarter.

Revenues for the six months ended June 30, 2019 of $1,078,416 were up $31,738 from revenues of $1,046,678 for the six months ended June 30, 2018. The primary reason for the increase in revenues year over year was due to the close-out of a significant mobile distribution contract in the period allowing us to recognize deferred revenue.

Cost of Sales

Cost of sales increased $3,105 to $82,670 for the three months ended June 30, 2019 from $79,565 for the three months ended June 30, 2018. Costs of sales for the six months ended June 30, 2019 of $154,593 were $19,333 higher than the $135,260 for the six months ended June 30, 2018. The increase was a mainly a result of increased server and server usage fees, partially offset by decreased physical product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $62,338 to $477,992 for the three months ended June 30, 2019 from $415,654 for the three months ended June 30, 2018. Selling, general and administrative for the six months ended June 30, 2019 of $941,910 also increased $29,374 from $912,536 for the six months ended June 30, 2018. The increase is primarily due to additional development resources added during 2019, partially offset by cost savings related to our Texas office relocation and cost savings initiatives throughout the company.

Other Income (Expense)

Interest expense for the three months ended June 30, 2019 of $10,090 was relatively consistent with interest expense of $9,469 for the three months ended June 30, 2018. Interest expense decreased $15,306 for the six months ended June 30, 2019, falling to $20,076 from $35,382 for the six months ended June 30, 2018 due to catch-up amounts recorded in 2018. These amounts relate primarily to the imputed interest on related party debt.

Net Income (Loss)

As a result of the above, we reported net loss of $52,539 for the three months ended June 30, 2019 compared to net income of $46,136 for the three months ended June 30, 2018 and net losses of $38,163 and $36,500 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Introduction

As of June 30, 2019, we had current assets of $236,436, including cash of $218,967, and current liabilities of $1,022,419, resulting in a working capital deficit of $785,983. In addition, we had a total stockholders’ deficit of $448,486 at June 30, 2019.

During the six months ended June 30, 2019, we used net cash of $90,249 from operating activities. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $90,249 in operating activities for the six months ended June 30, 2019. A net loss of $38,163 and a decrease in unearned royalties of $119,639 was partially offset by non-cash expenses of $74,486 and increases of our prepaid expenses and other assets of $12,086.

By comparison, net cash provided by operating activities for the six months ended June 30, 2018 was $36,501 as a result of our net loss of $36,500 and increases in accrued expenses of $17,291 offset by non-cash expenses totaling $82,707 and an increase in accounts payable of $13,533.

For the six months ended June 30, 2019, we did not have any cash provided by or used in investing activities. For the six months ended June 30, 2018, we used net cash in investing activities of $3,106, comprised of the purchase of property and equipment.

For the six months ended June 30, 2019, we did not have any cash provided by or used in financing activities. For the six months ended June 30, 2018, we had net cash provided by financing activities of $5,000, comprised of proceeds from stock subscription receivable.

Notes Payable – Related Party

As of June 30, 2019, our debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2019. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended June 30, 2019, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: August 14, 2019	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

