Form 10-Q
period 2019-09-30
Freeze Tag, Inc.
filed 2019-11-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2019, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2019

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

The results for the period ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)

Current assets:
Cash	$215,010	$309,216
Accounts receivable	3,135	5,079
Prepaid expenses and other current assets	22,649	27,001
Total current assets	240,794	341,296

Property and equipment, net	10,435	13,051
Intangible assets, net	272,550	341,160
Other assets	71,503	2,850

Total assets	$595,282	$698,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$182,046	$176,020
Accrued expenses	460,274	452,655
Unearned royalties	7,543	127,182
Notes payable–related party	379,825	379,825
Other current liabilities	28,623	-
Total current liabilities	1,058,311	1,135,682

Other long-term liabilities	40,029	-

Total liabilities	1,098,340	1,135,682

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,038,116	8,997,457
Common stock payable	16,800	16,800
Accumulated deficit	(9,558,794)	(9,452,402)
Total stockholders’ deficit	(503,058)	(437,325)

Total liabilities and stockholders’ deficit	$595,282	$698,357

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$483,722	$494,197	$1,562,138	$1,540,875

Operating costs and expenses:
Cost of sales	73,753	68,830	228,346	204,090
Selling, general and administrative expenses	468,005	435,186	1,409,915	1,347,722

Total operating costs and expenses	541,758	504,016	1,638,261	1,551,812

Loss from operations	(58,036)	(9,819)	(76,123)	(10,937)

Other expense:
Interest expense, net	(10,194)	(11,305)	(30,270)	(46,687)

Total other expense	(10,194)	(11,305)	(30,270)	(46,687)

Net loss	$(68,230)	$(21,124)	$(106,393)	$(57,624)

Weighted average number of common shares outstanding - basic	75,056,123	74,159,384	75,056,123	72,376,819
Weighted average number of common shares outstanding - diluted	75,056,123	74,159,384	75,056,123	72,376,819

Income (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2018	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,997,457	$16,800	$-	$(9,452,402)	$(437,325)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	9,366

Stock-based compensation	-	-	-	-	-	-	-	-	4,083	-	-	-	4,083

Net income	-	-	-	-	-	-	-	-	-	-	-	14,376	14,376

Balance, March 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,010,906	$16,800	$-	$(9,438,026)	$(409,500)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,469	-	-	-	9,469

Stock-based compensation	-	-	-	-	-	-	-	-	4,084	-	-	-	4,084

Net loss	-	-	-	-	-	-	-	-	-	-	-	(52,539)	(52,539)

Balance, June 30, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,024,459	$16,800	$-	$(9,490,565)	$(448,486)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,574	-	-	-	9,574

Stock-based compensation	-	-	-	-	-	-	-	-	4,084	-	-	-	4,084

Net loss	-	-	-	-	-	-	-	-	-	-	-	(68,230)	(68,230)

Balance, September 30, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,038,116	$16,800	$-	$(9,558,794)	$(503,058)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2017	-	$-	2,585,882	$26	4,355,000	$44	69,786,123	$698	$8,919,980	$16,800	$(5,000)	$(9,392,240)	$(459,692)

Collection of stock subscription receivable	-	-	-	-	-	-	-	-	-	-	5,000	-	5,000

Issuance of common stock for conversion of Series B preferred stock	-	-	(50,400)	(1)	-	-	2,520,000	25	(25)	-	-	-	-

Imputed interest on related party debt	-	-	-	-	-	-	-	-	25,911	-	-	-	25,911

Net loss	-	-	-	-	-	-	-	-	-	-	-	(82,636)	(82,636)

Balance, March 31, 2018	-	$-	2,535,482	$25	4,355,000	$44	72,306,123	$723	$8,945,867	$16,800	$-	$(9,474,876)	$(511,417)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470

Net income	-	-	-	-	-	-	-	-	-	-	-	46,136	46,136

Balance, June 30, 2018	-	$-	2,535,482	$25	4,355,000	$44	72,306,123	$723	$8,955,337	$16,800	$-	$(9,428,740)	$(455,811)

Issuance of common stock for conversion of Series B preferred stock	-	-	(55,000)	-	-	-	2,750,000	28	(28)	-	-	-	-

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,574	-	-	-	9,574

Net loss	-	-	-	-	-	-	-	-	-	-	-	(21,124)	(21,124)

Balance, September 30, 2018	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,964,883	$16,800	$-	$(9,449,864)	$(467,361)

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(106,393)	$(57,624)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	71,226	71,068
Imputed interest expense	28,409	44,955
Stock-based compensation	12,251	-
Changes in operating assets and liabilities:
Accounts receivable	1,944	71
Prepaid expenses and other current assets	4,352	(708)
Other assets	-	(2850)
Accounts payable	6,026	30,092
Accrued expenses	7,618	(19,234)
Unearned royalties	(119,639)	(5)

Net cash provided (used) by operating activities	(94,206)	65,765

Cash flows from investing activities:
Purchase of property and equipment	-	(3,106)

Net cash used by investing activities	-	(3,106)

Cash flows from financing activities:
Proceeds stock subscription receivable	-	5,000

Net cash provided by financing activities	-	5,000

Net increase (decrease) in cash	(94,206)	67,659
Cash at the beginning of the period	309,216	167,492

Cash at the end of the period	$215,010	235,151

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$1,732

Non-cash transactions:
Issuance of common shares in conversion of Series B preferred stock	$-	$53
Right-of-use asset obtained in exchange for lease obligation	$88,325	$-

The accompanying notes are an integral part of the condensed financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2019

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

The Company had stock-based compensation expense recognized in its statements of operations of $12,251 for the nine months ended September 30, 2019 and $0 for the nine months ended September 30, 2018.

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

For the three and nine months ended September 30, 2019 and 2018, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at September 30, 2019 and December 31, 2018.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. The Company adopted the ASU effective January 1, 2019. We recognized an $88,325 right-of-use asset and $88,325 related lease liability as of January 1, 2019 for our operating lease. For our operating lease, the asset is included in Other long-term assets on the consolidated balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the alternative method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods. See Note 6 for further details regarding Freeze Tag’s leases.

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2019 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net loss of $106,393 and used net cash of $94,206 in operations for the nine months ended September 30, 2019. As of September 30, 2019, the Company had a working capital deficit of $817,517 and a total stockholders’ deficit of $503,058. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2019	December 31, 2018

Computer equipment	$7,971	$7,971
Office furniture and equipment	10,055	10,055
Total	18,026	18,026
Less accumulated depreciation	(7,591)	(4,975)

Net	$10,435	$13,051

Depreciation expense was $2,616 and $2,458 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2019	December 31, 2018

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(184,850)	(116,240)

Net	$272,550	$341,160

Amortization expense was $68,610 for the nine months ended September 30, 2019 and 2018.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have one operating lease related to our office space in Texas with a remaining lease terms of 3 years. We recognized $25,650 in operating lease costs for the nine months ended September 30, 2019.

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

Short-term leases with an initial term of 12 months or less are not recorded on the Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of September 30, 2019, we did not have any short-term leases.

The tables below present financial information associated with our lease. This information is only presented as of, and for the nine months ended, September 30, 2019. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	September 30, 2019

Right-of-use assets	Right-of-use assets	$68,652
Current lease liabilities	Other current liabilities	28,623
Non-current lease liabilities	Other long-term liabilities	40,029

As of September 30, 2019, our maturities of our lease liability is as follows:

2019	$8,550
2020	34,200
2021	34,200
Total	$76,950
Less: Imputed interest	(8,298)
Present value of lease liabilities	$68,652

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Long-term notes payable - related party consisted of the following at September 30, 2019 and December 31, 2018:

Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2019	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2019	186,450

Total	$379,825

Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the nine months ended September 30, 2019 and 2018, total imputed interest expense was $28,409 and $44,955, respectively, which was recorded to additional paid-in capital.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of September 30, 2019.

There was no common stock activity during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company issued a total of 2,750,000 shares of its common stock recorded at par value of $53 to an accredited investor in conversion of a total of 105,400 shares of its Series B preferred stock. As the conversion was within the terms of the preferred stock, no gain or loss was recognized.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of September 30, 2019, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B Preferred Stock activity during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, an accredited investor converted a total of 105,400 shares of Series B Preferred Stock into a total of 5,270,000 shares of the Company’s common stock.

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

There was no Series C Preferred Stock activity during the nine months ended September 30, 2019 and September 30, 2018.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of September 30, 2019, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $12,251 of stock-based compensation during the nine months ended September 30, 2019 and none during the nine months ended September 30, 2018. As of September 30, 2019, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $4,083.

A summary of the status of the stock options issued by the Company under both plans as of September 30, 2019, and changes during nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	1,518,423	$0.076

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2019	1,518,423	$0.076

The outstanding options expire on various dates beginning August 2020 through December 2027.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the nine months ended September 30, 2019 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

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

During the first quarter of 2019, we began implementing growth marketing programs to capitalize on the launch of our Munzee 4.0 app. To date, those efforts have been very successful, resulting in thousands of new users signing up to become Munzee players. The economic impact of these new players is already rippling through the company, although it will take time for new users to begin spending at the level of players who have been active Munzee players for years. In July of 2019, Munzee, as a game, turned eight years old. Many players who began playing back in 2011 are still active.

During the remaining months in 2019, we will also focus development and marketing resources to growing other Freeze Tag games to strengthen our product portfolio.

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, we incurred net loss of $106,393 and used net cash of $94,206 in operations for the nine months ended September 30, 2019. As of September 30, 2019, we had a working capital deficit of $817,517 and a total stockholders’ deficit of $503,058. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2019 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

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

Our revenues for the three months ended September 30, 2019 of $483,722 were down $10,475 from revenues of $494,197 for the three months ended September 30, 2018. Revenues declined only slightly (2%) in the quarter ended September 30, 2019 due to seasonal factors. While most of the summer months are robust in sales, occasionally we experience weaker sales during the month of August, which was the case in 2019. However, sales rebounded in September and October, and we are on pace to close out 2019 ahead of top line revenue compared to 2018.

Revenues for the nine months ended September 30, 2019 of $1,562,138 were up $21,263 from revenues of $1,540,875 for the nine months ended September 30, 2018. The primary reason for the increase in revenues year over year was due to the close-out of a significant mobile distribution contract in the period allowing us to recognize deferred revenue.

Cost of Sales

Cost of sales increased $4,923 to $73,753 for the three months ended September 30, 2019 from $68,830 for the three months ended September 30, 2018. Costs of sales for the nine months ended September 30, 2019 of $228,346 were $24,256 higher than the $204,090 for the nine months ended September 30, 2018. The increase was a mainly a result of increased server and server usage fees, partially offset by decreased physical product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $32,189 to $468,005 for the three months ended September 30, 2019 from $435,186 for the three months ended September 30, 2018. Selling, general and administrative for the nine months ended September 30, 2019 of $1,409,915 also increased $62,193 from $1,347,722 for the nine months ended September 30, 2018. The increase is primarily due to additional development and creative team resources added during 2019, with annual amounts partially offset by cost savings related to our Texas office relocation and cost savings initiatives throughout the company.

Other Expense

Interest expense for the three months ended September 30, 2019 of $10,194 was relatively consistent with interest expense of $11,305 for the three months ended September 30, 2018. Interest expense decreased $16,417 for the nine months ended September 30, 2019, falling to $30,270 from $46,687 for the nine months ended September 30, 2018 due to catch-up amounts recorded in 2018. These amounts relate primarily to the imputed interest on related party debt.

Net Loss

As a result of the above, we reported net loss of $68,230 for the three months ended September 30, 2019 compared to a net loss of $21,124 for the three months ended September 30, 2018 and net losses of $106,393 and $57,624 for the nine months ended September 30, 2019 and 2018, respectively. The greater loss reported in 2019 is mainly due to increased expenses associated with hiring additional creative and technical resources to expand marketing and development capabilities.

Liquidity and Capital Resources

Introduction

As of September 30, 2019, we had current assets of $240,794, including cash of $215,010, and current liabilities of $1,058,311, resulting in a working capital deficit of $817,517. In addition, we had a total stockholders’ deficit of $503,058 at September 30, 2019.

During the nine months ended September 30, 2019, we used net cash of $94,206 from operating activities. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $94,206 in operating activities for the nine months ended September 30, 2019. A net loss of $106,393 and a decrease in unearned royalties of $119,639 was partially offset by non-cash expenses of $111,885.

By comparison, net cash provided by operating activities for the nine months ended September 30, 2018 was $65,765 as a result of our net loss of $57,624 and decreases in accrued expenses of $19,234 being more than offset by non-cash expenses totaling $116,023 and an increase in accounts payable of $30,092.

For the nine months ended September 30, 2019, we did not have any cash provided by or used in investing activities. For the nine months ended September 30, 2018, we used net cash in investing activities of $3,106, for the purchase of property and equipment.

For the nine months ended September 30, 2019, we did not have any cash provided by or used in financing activities. For the nine months ended September 30, 2018, we had net cash provided by financing activities of $5,000, comprised of proceeds from stock subscription receivables.

Notes Payable – Related Party

As of September 30, 2019, our debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2019. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of September 30, 2019, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5 Other Information

Munzee Tax Audit

As noted in our previous filings, the Internal Revenue Service (IRS) is currently conducting a tax audit of Munzee’s tax returns for 2015 and 2016. We are working diligently to resolve any outstanding issues. At this time, we do not know if Munzee will owe any additional amounts.

We have also received notice that the IRS will be conducting a tax audit of Munzee’s tax returns for 2017. We are working to provide the IRS with the requested materials at this time.

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
____________

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

Freeze Tag, Inc.

Dated: November 14, 2019		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

