Form 10-K
period 2019-12-31
Freeze Tag, Inc.
filed 2020-03-30
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2019: $886,287 based on the closing price of $0.028 on June 30, 2019 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2020, there were 75,056,123 shares of common stock, par value $0.00001, issued and outstanding.

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

Freeze Tag, Inc.

PART I

Explanatory Note

This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward‑looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward‑looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward‑looking statements. Readers are cautioned not to put undue reliance on any forward‑looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated as Freeze Tag, Inc. in February 2006 in the State of Delaware. In March 2006, Freeze Tag, LLC, our predecessor which was formed in October 2005, was merged with and into Freeze Tag, Inc. In October of 2017, we completed a merger transaction with Munzee Inc. in a transaction in which Freeze Tag, Inc. became the surviving entity and both companies merged their operations together (the “Merger”). Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, our financial statements include the financial results of operations of the combined company. The combined entity maintains offices in Tustin, California and McKinney, Texas. Other corporate actions that occurred as a result of the merger are that Robert Vardeman, Jr., former CEO of Munzee Inc. became President of Freeze Tag, Inc. and both Robert Vardeman, Jr. and Robert D. Vardeman were added to the Freeze Tag, Inc. Board of Directors. Our Board of Directors currently consists of Craig Holland, Mick Donahoo, Robert Vardeman, Jr., and Robert D. Vardeman.

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

Founded by gaming industry veterans, Freeze Tag has launched several successful games over the course of its history. Our current portfolio includes hits such as Munzee®, a social platform with over 9 million locations worldwide and hundreds of thousands of players that blends gamification and geolocation into an experience that rewards players for going places in the physical world, Garfield Go, a Pokemon Go style augmented reality game based on the iconic cat Garfield, WallaBee®, an addictive collecting game with over 2,000 beautifully drawn digital cards, as well as many social mobile games that provide endless hours of family-friendly fun. We also offer our technology and services to third party businesses that want to leverage mobile gaming in their marketing and branding programs. For example, our Eventzee® solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences.

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

In 2019, after successfully launching a new version of our flagship product, Munzee, we continued to develop and enhance the mobile application by adding more features and functionality, such as incorporating the ability for players to join teams (called “clans”) from anywhere in the world and play together, competing against other worldwide teams. Adding these features increased the usage of existing players and increased the retention of new players such that by the end of 2019, we achieved a marked increase in user retention.

In Q4 of 2019, we embarked upon another major development project involving our Eventzee app. We have completely re-designed the Eventzee app, adding many features requested by our customers over the years. Our current plan is to launch the revised Eventzee app in Q2 of 2020, barring any unforeseen events or obstacles.

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

During 2020 and beyond, we will continue to look for acquisition candidates and propose transactions in cases where it makes sense for both parties and will enhance the value of the company.

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

Our Employees

We have 14 employees and 8 contractors (22 total), that work in our offices in Tustin, California, McKinney, Texas, and other remote locations throughout the world. 5 of these are managers, 2 are administrative staff, and the remaining 15 are artists, engineers, production staff, etc. We also work with other artists, engineers, designers, and contractors on and as-needed basis.

Description of Property

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $1,173 per month. Our production office in Texas is located at 1441 Redbud Blvd., Suite 201, McKinney, TX 75069 and we are currently in the second year of a 3-year lease. Current monthly lease payment is $2,850 per month plus utilities.

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

We incurred net losses of $142,627 for the year ended December 31, 2019. As of December 31, 2019, we had a working capital deficit of $395,583 and a total stockholders’ deficit of $483,970. The Company reported net cash used by operating activities of $54,440 for the year ended December 31, 2019. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. There can be no assurance that we will be successful in these efforts.

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

Since the Merger, we have relied on cash flow from operations to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2019, was $254,776, and our projected monthly expenditures rate is approximately $155,000. For the year ended December 31, 2019, our revenues were $2,083,461.

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

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions largely caused by the coronavirus pandemic have had, and likely will continue to have for the foreseeable future, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The recent, substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. As a result, if we are forced to raise capital through the sale of our securities, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can better fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

As of December 31, 2019, there were 75,056,123 outstanding shares of Common Stock, no outstanding shares of Series A Preferred Stock (“Series A Preferred”), 2,480,482 shares of Series B Preferred Stock (“Series B Preferred”), and 4,355,000 shares of Series C Preferred Stock (“Series C Preferred”). Our officers and directors own a significant portion of our outstanding voting rights on any matters that may be brought before our shareholders for a vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

The coronavirus pandemic is causing disruptions in the workplace, which will have negative repercussions on our business if they continue for an extended period time.

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for the development of our games and apps. As more states and localities implement social distancing and “work from home” regulations more and more companies will be forced to either shut down, slow down or alter their work routines. Since the development and testing of our suite of games can be a “hands on” process these alternative work arrangements could significantly slow down our anticipated schedules for the development, marketing and launch of our games, which could have a negative impact our business.

Social distancing and “stay-at-home” orders caused by the coronavirus may adversely impact our geolocation games, which require users to be outdoors and visiting various locations.

Some of our most successful games are geolocation games, in which the user plays the game while exploring outdoors with certain aspects of the outdoors augmented with gameplay features. With many state and localities encourage people to stay at home and/or apply social distancing due to the coronavirus, some of our users may not go outside as much, and, as a result, are less likely to play our geolocation games. If this occurs, users would not be purchasing the in-game additions, which would cause us to experience decreased revenue. Additionally, for some of our games, we host events for our users to attend and play the game together and receive certain promotional items. Many states and localities are limiting the number of people that be together in any one location to 10 or less people. As a result we have had to postpone certain events, and will likely have to postpone additional ones in the future, which may decrease both downloads of our games, as well in-game purchases.

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

As of the end of the period covered by this report, we have 2,480,482 shares of our Series B Preferred Stock outstanding, which are convertible into an aggregate of 124,024,100 shares of our common stock. In the event the holder(s) convert such shares of preferred stock into common stock significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock

As of the end of the period covered by this report, we have 2,480,482 shares of our Series B Preferred Stock outstanding, which are convertible into an aggregate of 124,024,100 shares of our common stock. Although under the terms of the agreements with the holders of our Series B Preferred Stock, the number of shares of common stock issuable upon the conversion of their shares of preferred stock cannot exceed an amount that would cause the beneficial ownership of the holder and its affiliates to own more than 4.99% of our outstanding shares of Common Stock, the issuance of almost 5% of our outstanding common stock in a short period time, possibly happening multiple times, would cause substantial dilution to our shareholders. In the event the holder(s) of such preferred stock convert shares of their preferred stock into common stock significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. We also have 4,355,000 shares of our Series C Preferred Stock outstanding which is convertible into 217,750,000 shares of our common stock.

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

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2019 and 2018.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2018	First Quarter	$0.06	$0.02
	Second Quarter	$0.05	$0.02
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.04	$0.01

2019	First Quarter	$0.04	$0.02
	Second Quarter	$0.20	$0.01
	Third Quarter	$0.09	$0.01
	Fourth Quarter	$0.04	$0.02

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

Holders

As of December 31, 2019, there were 75,056,123 shares of our common stock outstanding held by approximately 128 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2019: $886,287 based on the closing price of $0.028 on June 30, 2019 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently 7,768,421 options outstanding, to purchase shares of our common stock.

Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. On December 5, 2017, our Board of Directors granted options to purchase a total of 1,512,821 shares of our common stock. On December 18, 2019, our Board of Directors granted additional options to purchase 6,250,000 shares of our common stock. 3,750,000 options to purchase stock were issued to Mick Donahoo, our CFO, at an exercise price of $.02 with a ten-year expiration. The remaining 2,500,000 shares were issued to employees or independent consultants at an exercise price of $0.2 with a ten-year expiration. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, since the recipients are our executive management team, employees, or independent consultants, and they are either accredited or sophisticated investors, and familiar with our operations.

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan (the “2006 Plan”). The 2006 Plan terminated during the year ended December 31, 2016. As of December 31, 2017, there were 5,600 options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

As of December 31, 2019, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2006 plan)	5,600	$10.00	-
Equity compensation plans approved by security holders (2017 plan)	7,762,821	$0.024	2,237,179
Equity compensation plans not approved by security holders	-	-	-
Total	7,768,421	$0.031	2,237,179

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the three months ended December 31, 2019:

On December 18, 2019, our Board of Directors granted options to purchase 6,250,000 shares of our common stock. All options have an exercise price of $0.020 and a ten year expiration. Of those options, options to acquire 3,750,000 shares of our common stock were issued to Mick Donahoo, our CFO, and the options to acquire the remaining 2,500,000 shares were issued to employees or independent consultants. The issuance of options was under our 2017 Non-Qualified Stock Option Plan and was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the recipients are all either employees or consultants that have been working with us for some time, they are a sophisticated investors and familiar with our operations.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the year ended December 31, 2019 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts both the companies we work with for the development of our games and apps, and our users. We believe these social distancing and “stay-at-home” regulations will negatively impact our users and their ability to play our geolocation games, which will likely impact the revenue we generate from the games for the foreseeable future. The extent and duration of this impact is difficult to predict at this time.

Central to Freeze Tag’s core strategy is capitalizing on fast-growing trends in the mobile applications world, including geofencing and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting location-based experiences in our games that can also serve as a location-based advertising network.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company's products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company's best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2019 and 2018.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2019 and 2018, the Company reviewed the intangible assets and determined that no impairment was required.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting.” The amendments of ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance of ASU No. 2017-09 is effective for years beginning after December 15, 2017, including interim periods within those years. The adoption of this ASU did not have a significant impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued a number of amendments to ASU 2014-09. The new standard, now codified as ASC 606, Revenue from Contracts with Customers, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new revenue guidance effective January 1, 2018 using the cumulative effect method, and did not have an adjustment to retained earnings upon adoption.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. The Company adopted the ASU effective January 1, 2019. We recognized an $88,325 right-of-use asset and $88,325 related lease liability as of January 1, 2019 for our operating lease. For our operating lease, the asset is included in Other long-term assets on the consolidated balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations, stockholder’ deficit or cash flows as of the adoption date. Under the alternative method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods. See Note 7 for further details regarding Freeze Tag’s leases.

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2019 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

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

Revenues decreased $29,686 to $2,083,461 for the year ended December 31, 2019 from $2,113,147 for the year ended December 31, 2018. The primary reason for the small decrease in revenues in the current year was due to an overall price decrease applied to some of the most popular products to encourage more unit sales and participation from a broader selection of Munzee players.

As noted above, we believe the coronavirus pandemic may negatively impact our revenue in 2020, especially the revenue we derive from our geolocation games. The extent of this impact is difficult to determine at this time.

Cost of Sales

Cost of sales increased $4,352 to $286,985 for the year ended December 31, 2019 from $282,633 for the year ended December 31, 2018. The increase was a result of minor increased costs in server and backend technology as well as additional sales of physical goods resulting in higher cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $73,158 to $1,898,987 for the year ended December 31, 2019 from $1,825,829 for the year ended December 31, 2018. The increase was primarily a result of increased development expenses related to improving our existing games.

Other Income (Expense)

Interest expense decreased to $40,465 for the year ended December 31, 2019 from $57,295 for the year ended December 31, 2018. The interest expense in the current year is comprised primarily of imputed interest accrued for the entire year on the related party debt assumed in the Merger. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

Provision for Income Taxes

The provision for income taxes was $800 and $7,552 for the years ended December 31, 2019 and 2018, respectively.

Net Loss

As a result of the above, we reported a net loss of $142,627 and $60,162 for the years ended December 31, 2019 and 2018, respectively. The net loss in both years includes non-cash expenses such as imputed interest and impairment expense. Our net loss in 2019 also included increased spending for development of our games to improve them.

Liquidity and Capital Resources

Introduction

As of December 31, 2019, we had current assets of $282,176, including cash of $254,776, and current liabilities of $677,759, resulting in a working capital deficit of $395,583. In addition, we had a total stockholders’ deficit of $483,970 at December 31, 2019.

From a financial perspective, one of our focuses in 2019 was to improve our cash positions and increase flow management. Properly managing cash allows the company to move forward in development and growth without borrowing funds from investors or third parties. Freeze Tag management made a concentrated effort on managing cash flow.

During the years ended December 31, 2019 and 2018, operating activities used $54,440 net cash and generated net cash of $140,366, respectively. Management believes that by continuing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to update and launch new components of our games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash used by operating activities was $54,440 for the year ended December 31, 2019 as a result of our net loss of $142,627 and decreases in accounts receivable of $4,693, increases in accounts payable of $13,544 and payment of unearned royalties of $119,639. These uses of cash were partially offset by increases in prepaid assets of $9,373 and accrued expenses of $25,740. Non-cash expenses totaled $190,950.

By comparison, net cash provided by operating activities was $140,366 for the year ended December 31, 2018 as a result of our net loss of $60,162 and decreases in accrued expenses of $19,155 and unearned royalties of $5, offset by non-cash expenses totaling $172,340, decreases in accounts receivable of $2,316, prepaid expenses and other current assets of $12,356 and other assets of $12,150, and an increase in accounts payable of $20,526.

Net cash used by investing activities was $3,642 for the year ended December 31, 2018, comprised of the purchase of property and equipment.

For the year ended December 31, 2018, we had net cash provided by financing activities of $5,000, comprised on proceeds from a stock subscription receivable.

Notes Payable – Related Party

As of December 31, 2019, our debt was comprised of long-term notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2021. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. The fixed conversion price is $0.02 per share.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Freeze Tag, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Freeze Tag, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2010

Houston, TX

March 30, 2020

FREEZE TAG, INC.

BALANCE SHEETS

	December 31,
	2019	2018

ASSETS

Current assets:
Cash	$254,776	$309,216
Accounts receivable	9,772	5,079
Prepaid expenses and other current assets	17,628	27,001
Total current assets	282,176	341,296

Property and equipment, net	9,563	13,051
Intangible assets, net	249,680	341,160
Other assets	64,612	2,850

Total assets	$606,031	$698,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$162,476	$176,020
Accrued expenses	458,025	452,655
Unearned royalties	7,543	127,182
Notes payable – related party	-	379,825
Other current liabilities	49,715	-
Total current liabilities	677,759	1,135,682

Notes payable – related party	379,825	-
Other long-term liabilities	32,417	-

Total liabilities	1,090,001	1,135,682

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.00001 par value, 25,000,000 shares authorized:	-	-
Series B; 2,480,482 issued and outstanding at December 31, 2019 and 2018	25	25
Series C; 4,355,000 shares issued and outstanding atDecember 31, 2019 and 2018	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding atDecember 31, 2019 and 2018	751	751
Additional paid-in capital	9,093,439	8,997,457
Common stock payable	16,800	16,800
Accumulated deficit	(9,595,029)	(9,452,402)
Total stockholders’ deficit	(483,970)	(437,325)

Total liabilities and stockholders’ deficit	$606,031	$698,357

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

STATEMENTS OF OPERATIONS

	Years EndedDecember 31,
	2019	2018

Revenues	$2,083,461	$2,113,147

Operating costs and expenses:
Cost of sales	286,985	282,633
Selling, general and administrative expenses	1,898,987	1,825,829

Total operating costs and expenses	2,185,972	2,108,462

Income (loss) from operations	(102,511)	4,685

Other income (expense):
Interest expense	(40,465)	(57,295)
Other income	1,149	-

Total other income (expense)	(39,316)	(57,295)

Loss before income taxes	(141,827)	(52,610)
Provision for income taxes	800	(7,552)

Net loss	$(142,627)	$(60,162)

Weighted average number of common sharesoutstanding – basic and diluted	75,056,123	73,052,150

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2017	-	-	2,585,882	26	4,355,000	44	69,786,123	698	8,919,980	16,800	(5,000)	(9,392,240)	(459,692)

Collection of stock subscription receivable	-	-	-	-	-	-	-	-	-	-	5,000	-	5,000
Issuance of common stock for onversion of Series B peferred stock	-	-	(105,400)	(1)	-	-	5,270,000	53	(52)	-	-	-	-
Imputed interest on related party debt	-	-	-	-	-	-	-	-	54,529	-	-	-	54,529
Stock-based compensation	-	-	-	-	-	-	-	-	23,000	-	-	-	23,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(60,162)	(60,162)

Balance, December 31, 2018	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,997,457	$16,800	$-	$(9,452,402)	$(437,325)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	37,983	-	-	-	37,983
Stock-based compensation	-	-	-	-	-	-	-	-	57,999	-	-	-	57,999
Net loss	-	-	-	-	-	-	-	-	-	-	-	(142,627)	(142,627)

Balance, December 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,093,439	$16,800	$-	$(9,595,029)	$(483,970)

The accompanying notes are an integral part of the financial statement

FREEZE TAG, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(142,627)	$(60,162)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	94,968	94,811
Imputed interest on related party debt	37,983	54,529
Stock-based compensation	57,999	23,000
Changes in operating assets and liabilities:
Accounts receivable	(4,693)	2,316
Prepaid expenses and other current assets	9,373	12,356
Other assets	-	12,150
Accounts payable	(13,544)	20,526
Accrued expenses	25,740	(19,155)
Unearned royalties	(119,639)	(5)

Net cash provided (used) by operating activities	(54,440)	140,366

Cash flows from investing activities:
Purchase of property and equipment	-	(3,642)

Net cash provided (used) by investing activities	-	(3,642)

Cash flows from financing activities:
Proceeds from stock subscription receivable	-	5,000

Net cash provided (used) by financing activities	-	5,000

Net increase (decrease) in cash	(54,440)	141,724
Cash at the beginning of the year	309,216	167,492

Cash at the end of the year	$254,776	$309,216

Supplemental disclosure:
Cash paid for income taxes	$800	$-
Cash paid for interest	$-	$2,766

Non-cash investing and financing transactions:
Issuance of common stock for conversion of Series B preferred stock	$-	$53
Right-of-use asset obtained in exchange for lease obligations	$88,325	$-

The accompanying notes are an integral part of the financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. At December 31, 2019 and 2018 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company's products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company's best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2019 and 2018.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2019 and 2018, the Company reviewed the intangible assets and determined that no impairment was required.

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

The Company had stock-based compensation expense recognized in its statements of operations of $57,999 and $23,000 for the years ended December 31, 2019 and 2018 respectively.

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

For the years ended December 31, 2019 and 2018, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2019 and 2018.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting.” The amendments of ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance of ASU No. 2017-09 is effective for years beginning after December 15, 2017, including interim periods within those years. The adoption of this ASU did not have a significant impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued a number of amendments to ASU 2014-09. The new standard, now codified as ASC 606, Revenue from Contracts with Customers, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new revenue guidance effective January 1, 2018 using the cumulative effect method, and did not have an adjustment to retained earnings upon adoption.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. The Company adopted the ASU effective January 1, 2019. We recognized an $88,325 right-of-use asset and $88,325 related lease liability as of January 1, 2019 for our operating lease. For our operating lease, the asset is included in Other long-term assets on the consolidated balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in Other long-term liabilities, net, and the current component is included in Other current liabilities. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations, stockholders’ deficit or cash flows as of the adoption date. Under the alternative method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods. See Note 7 for further details regarding Freeze Tag’s leases.

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2019 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $142,627 for the year ended December 31, 2019. As of December 31, 2019, the Company had a working capital deficit of $395,583 and a total stockholders’ deficit of $483,970. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2019	2018

Computer equipment	$7,971	$7,971
Office furniture and equipment	10,055	10,055
Total	18,026	18,026
Less accumulated depreciation and amortization	(8,463)	(4,975)

Net	$9,563	$13,051

Depreciation and amortization expense was $3,488 and $3,331 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2019	2018

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated amortization	(207,720)	(116,240)

Net	$249,680	$341,160

Amortization expense was $91,480 for the years ended December 31, 2019 and 2018.

The intangible assets are amortized on a straight-line basis over an estimated useful life of 5 years. Estimated annual aggregate amortization expense for the intangible assets subsequent to 2018 is as follows:

2020	$91,480
2021	91,480
2022	66,720

Total	$249,680

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have one operating lease related to our office space in Texas with a remaining lease terms of 3 years. We recognized $34,200 in operating lease costs for the year ended December 31, 2019.

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

Short-term leases with an initial term of 12 months or less are not recorded on the Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2019, we did not have any short-term leases.

The tables below present financial information associated with our lease. This information is only presented as of, and for the year ended, December 31, 2019. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	December 31,2019

Right-of-use assets	Other assets	$61,762
Current lease liabilities	Other current liabilities	29,345
Non-current lease liabilities	Other long-term liabilities	32,417

As of December 31, 2019, our maturities of our lease liability is as follows:

2020	$34,200
2021	34,200
Total	$68,400
Less: Imputed interest	(6,638)
Present value of lease liabilities	$61,762

NOTE 7 – NOTES PAYABLE

Notes payable - related party consisted of Freeze Tag notes payable that were assumed in the Merger and were as follows at December 31:

	2019	2018

Note payable to Craig Holland, non-interest bearing,maturing on December 31, 2021	$6,925	$6,925
Convertible note payable to Craig Holland, non-interestbearing, maturing on December 31, 2021	186,450	186,450
Convertible note payable to Mick Donahoo, non-interestbearing, maturing on December 31, 2021	186,450	186,450

Total	$379,825	$379,825

The notes payable were extended in December 2019. The notes payable – related party were included in long-term liabilities at December 31, 2019 and current liabilities at December 31, 2018.

The convertible notes payable to Craig Holland and Mick Donahoo, our Chief Financial Officer, consist of amounts relating to accrued salary. The notes were amended on July 25, 2017 to change the conversion terms of the notes and to make the notes non-interest bearing. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. Imputed interest expense on related party debt was $37,983 and $54,529 for the years ended December 31, 2019 and 2018, respectively.

Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of December 31, 2019 and 2018.

There was no common stock activity during year ended December 31, 2019. During the year ended December 31, 2018, the Company issued a total of 5,270,000 shares of its common stock recorded at par value of $53 to an accredited investor in conversion of a total of 105,400 shares of its Series B preferred stock. As the conversion was within the terms of the preferred stock, no gain or loss was recognized. Also, a stock subscription receivable of $5,000 was collected.

As of December 31, 2019 and 2018, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of December 31, 2019 and 2018, there were 2,480,482 shares of Series B preferred stock issued and outstanding.

As of December 31, 2019 and 2018, the Company had 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series A Preferred Stock activity during years ended December 31, 2019 and 2018.

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

There was no Series B Preferred Stock activity during year ended December 31, 2019. During the year ended December 31, 2018, the Company issued a total of 5,270,000 shares of its common stock recorded at par value of $53 to an accredited investor in conversion of a total of 105,400 shares of its Series B preferred stock.

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

There was no Series C Preferred Stock activity during years ended December 31, 2019 and 2018.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of December 31, 2019 and 2018, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

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

The Company recorded stock-based compensation expense of $57,999 and $23,000 during the years ended December 31, 2019 and 2018. As of December 31, 2019, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $83,334.

A summary of the status of the stock options issued by the Company under both plans as of December 31, 2019, and changes during the years ended December 31, 2018 and 2019 is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2017	1,518,421	$0.076

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2018	1,518,421	$0.076

Granted	6,250,000	$0.020
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2019	7,768,421	$0.031

The outstanding options expire on various dates beginning in 2020 through 2029.

On December 5, 2017, our Board of Directors granted options to purchase a total of 1,512,821 shares of our common stock. This included 1,025,641 options issued to Mick Donahoo in lieu of $40,000 of accrued vacation time, 256,410 options issued to Cecie Newman, and 230,769 options issued to Other Employees / Consultants. All options were issued at an exercise price of $0.039 and have a ten year expiration. On December 18, 2019, our Board of Direcetors granted options to purchase an additional 6,250,000 shares of our common stock. All options have an exercise price of $0.020 and a ten year expiration. 3,750,000 options to purchase stock were issued to Mick Donahoo, our CFO, and the remaining 2,500,000 shares were issued to employees or independent consultants.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2019 and 2018. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2019 and 2018. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Imputed interest expense on the notes payable – related party totaled $37,983 and $54,529 for the years ended December 31, 2019 and 2018, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its California office facilities on a month-to-month lease with either party having the option to terminate with 30 days’ notice.

The Company also leases its Texas office facilities pursuant to a long-term operating lease agreement requiring an initial deposit of $2,850 and 36 montly payments of $2,850 commencing January 2019 through December 2021. See Note 7 for more details.

Total rent expense under all operating leases was $51,876 and $94,214 for the years ended December 31, 2019 and 2018, respectively.

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

The provision for income taxes was $800 and $7,552 for the years ended December 31, 2019 and 2018, respectively.

For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2037. The net operating loss as of December 31, 2019 and 2018 was $4,711,990 and $4,620,078, respectively. The Company experienced a Section 382 change of ownership in connection with the Merger in 2017, thereby subjecting net operating loss carryovers generated previously to limitations on utilization. To-date, these limitations have not had an impact on the Company’s reported income tax.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2019	2018

Deferred tax asset	$1,501,638	$1,582,829
Valuation allowance	(1,501,638)	(1,582,829)

Net	$-	$-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2019 and 2018, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

The Company is also currently under an Internal Revenue Service tax audit for 2015 and 2016. The Company is undergoing negotiations relating to tax matters with the taxing authorities and believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. The years open to examination by taxing authorities vary by jurisdiction; no years prior to 2016 are open.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2019, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in the 2013 Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, we determined that there was a control deficiency that constituted a material weakness:

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

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2019.

ITEM 9B – OTHER INFORMATION

As noted in our previous filings, the Company is also currently under an Internal Revenue Service tax audit for 2015 and 2016. The Company is undergoing negotiations relating to tax matters with the taxing authorities and believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. The years open to examination by taxing authorities vary by jurisdiction; no years prior to 2016 are open.

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

Name	Age	Position

Craig Holland	59	Chief Executive Officer, Chief Creative Officer, and Director

Robert D. Vardeman, Jr.	44	President and Director

Mick Donahoo	50	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

Robert D. Vardeman	66	Director

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

Robert Vardeman, Jr., is our President and a member of our Board of Directors, appointed to both positions on October 18, 2017 when Munzee merged with and into our corporation. From 2013-2017 (prior to the merger), Mr. Vardeman was the President of Munzee, Inc., providing the strategic direction of the company, ensuring that the general day-to-day operations were adequately executed. Mr. Vardeman was the visionary for Munzee’s suite of applications. He was also responsible for pushing the Munzee brand and spearheading its sales efforts. Before starting Munzee, Mr. Vardeman taught at Allen I.S.D. for 15 years, teaching mathematics for grades four through eight. Mr. Vardeman has a Bachelors in Elementary Education from Dallas Baptist University and a Masters in Administration and Supervision from the University of Phoenix.

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

Don Vardeman, is a member of our Board of Directors, appointed on October 18, 2017 when Munzee merged with and into our corporation. From 2013-2017, Mr. Vardeman was an advisor of Munzee, Inc., until Munzee merged with and into Freeze Tag, Inc. As a shareholder of Munzee, Mr. Vardeman provided guidance and insight to senior management. From 1999 - 2016, Mr. Vardeman worked for Anadarko Petroleum, eventually retiring as vice president of worldwide project management. In his positions with Anadarko Petroleum, Mr. Vardeman had execution responsibility for Anadarko’s major projects in Algeria, Ghana, Mozambique, and the Gulf of Mexico. Mr. Vardeman began his career with Amoco in operations, drilling and facilities. He later joined Sun Exploration and Production Company, predecessor of Oryx Energy Company, where he held positions in facilities and project management. Kerr-McGee merged with Oryx in 1999 and he later became vice president of marine facilities engineering. Vardeman and his group led the execution of the company's deepwater developments including eight spar projects and other floating systems for the Gulf of Mexico and international locations. Mr. Vardeman graduated magna cum laude from Texas A&M University in 1975 with a degree in Electrical Engineering.

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

During the most recent fiscal year, to the Company’s knowledge, there were no failures to timely file Section 16(a) forms

Board Meetings and Committees

During the 2019 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2019, and 2018, and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2019	159,600	-	-	-	-	-	-	159,600
CEO	2018	155,680	-	-	-	-	-	-	155,680
	2017	152,000	-	-	-	-	-	-	152,000

Robert D. Vardeman, Jr.*	2019	110,000	-	-	-	-	-	-	110,000
President	2018	111,077	-	-	-	-	-	-	111,077
	2017	103,362	-	-	-	-	-	-	103,362

Mick Donahoo	2019	159,600	-	-	75,000	-	-	-	234,600
CFO	2018	155,680	-	-		-	-	-	155,680
	2017	152,000	-	-	40,000	-	-	-	192,000

*See Item 5 Non qualified Stock Option plan for additional information

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

Robert D. Vardeman, Jr.	-	-	-	-	-	-	-

Robert D. Vardeman	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Craig Holland	1,150	-	-	10.00	8/02/20	-	-	-	-

Mick Donahoo	1,025,641	-	-	0.039	12/05/27	-	-	-	-
	1,237,500	2,512,500	-	0.020	12/18/29	-	-	-	-

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2020, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares		Percent of Class	Percent of Total Voting Rights(6)

Craig Holland (2)(3)	CEO, CCO and Director	50,877,842	(4)	60.0%	17.4%

Rob Vardeman (2)(3)	President and Director	-0-		0%	0%

Mick Donahoo (2)(3)	CFO, Secretary and Director	13,790,698	(5)	14.0%	4.7%

Don Vardeman (2)(3)	Director	-0-		0%	0%

All Officers and Directors as a Group (4 persons)		64,668,540	(4)- (5)	66.5%	22.1%

______________

(1) As of March 25, 2020, there were 75,056,123 shares of common stock outstanding (post reverse stock split). Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2) Indicates an officer and/or director of the Company.

(3) Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4) Includes 41,207,942 shares of common stock, 9,668,750 shares of common stock underlying convertible promissory notes, and 1,150 shares of common stock underlying vested stock options, which has an exercise price of $10 per share.

(5) Includes 2,195,057 shares of common stock, 9,332,500 shares of common stock underlying a convertible promissory note, 1,025,641 shares of common stock underlying vested stock options, which has an exercise price of $0.039 per share, and 1,237,500 shares of common stock underlying vested stock options, which has an exercise price of $0.02 per share.

(6) Calculated based on the total votes currently outstanding (does not include votes from shares underlying promissory notes, options or warrants). As of March 25, 2020, there was a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

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

(1) As of March 25, 2020, there were 4,355,000 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible and votes at 50 to 1. Shares of Series C Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

As of December 31, 2019, and 2018, we owed a total of $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer under these related party notes payable.

Imputed interest expense on the related party notes payable, calculated at 10% per annum, totaled $37,983 and $54,529 for the years ended December 31, 2019 and 2018, respectively. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

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

Stock Options

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share, which after the reverse merger in 2017 is now 1,150 shares at an exercise price of $11.00 per share. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan, which was terminated in 2016. The options expire in August 2020.

On December 5, 2017, we granted Mick Donahoo, our Chief Financial Officer, and a Director, options to purchase up to 1,025,641 shares of our common stock at an exercise price of $0.039 per share. The options were granted under the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan and were issued in lieu of $40,000 of accrued vacation time. The options expire in December 2027.

On December 18, 2019, our Board of Directors granted options to purchase an additional 6,250,000 shares of our common stock at an exercise price of $0.020, with options to purchase 3,750,000 shares granted to Mick Donahoo, our Chief Financial Officers, and the other options to purchase 2,500,000 shares granted to other employees and consultants. The options expire in December 2029.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2019 and 2018, M&K CPAS, PLLC charged us $43,000 and $43,000, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2019 and 2018, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2019 and 2018, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2019 and 2018, 100% was approved by the entire Board of Directors.

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

50

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

51

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: March 30, 2020		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2020		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2020		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director and Chief Executive Officer

Dated: March 30, 2020		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer

Dated: March 30, 2020		/s/ Rob Vardeman
	By:	Rob Vardeman
	Its:	Director and President

Dated: March 30, 2020		/s/ Don Vardeman
	By:	Don Vardeman
	Its:	Director

52