Form 10-Q
period 2020-03-31
Freeze Tag, Inc.
filed 2020-05-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2020, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)

ASSETS

Current assets:
Cash	$176,484	$254,776
Accounts receivable	10,343	9,772
Prepaid expenses and other current assets	10,595	17,628
Total current assets	197,422	282,176

Property and equipment, net	54,498	9,563
Intangible assets, net	226,810	249,680
Other assets	57,547	64,612

Total assets	$536,277	$606,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$138,765	$162,476
Accrued expenses	483,352	458,025
Unearned royalties	7,543	7,543
Notes payable – current portion	7,032	-
Other current liabilities	30,084	49,715
Total current liabilities	666,776	677,759

Notes payable, net of current portion	379,825	379,825
Notes payable – related party	43,193	-
Other long-term liabilities	24,613	32,417

Total liabilities	1,114,407	1,090,001

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,113,326	9,093,439
Common stock payable	16,800	16,800
Accumulated deficit	(9,709,076)	(9,595,029)
Total stockholders’ deficit	(578,130)	(483,970)

Total liabilities and stockholders’ deficit	$536,277	$606,031

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$403,490	$560,203

Operating costs and expenses:
Cost of sales	63,914	71,923
Selling, general and administrative expenses	443,533	463,918

Total operating costs and expenses	507,447	535,841

Income (loss) from operations	(103,957)	24,362

Other income (expense):
Interest expense, net	(10,090)	(9,986)

Total other income (expense)	(10,090)	(9,986)

Net income (loss)	$(114,047)	$14,376

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	94,073,373

Income (loss) per common share – basic and diluted	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, January 1, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,997,457	$16,800	$-	$(9,452,402)	$(437,325)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	54,529
Stock-based compensation	-	-	-	-	-	-	-	-	4,083	-	-	-	23,000
Net income	-	-	-	-	-	-	-	-	-	-	-	14,376	14,376

Balance, March 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,010,906	$16,800	$-	$(9,438,026)	$(409,500)

Balance, January 1, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,093,439	$16,800	$-	$(9,595,029)	$(483,970)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	-	(114,047)	(114,047)

Balance, March 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,113,326	$16,800	$-	$(9,709,076)	$(578,130)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(114,047)	$14,376
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	23,743	23,742
Imputed interest expense	9,470	9,366
Stock-based compensation	10,417	4,083
Loss on disposal of assets	801	-
Changes in operating assets and liabilities:
Accounts receivable	(571)	2,215
Prepaid expenses and other current assets	7,033	17,209
Other assets		(2,097)
Accounts payable	(23,711)	16,439
Accrued expenses	25,327	3,010
Unearned royalties	-	(119,639)
Other current liabilities	(20,370)	-

Net cash used by operating activities	(81,908)	(31,296)

Cash flows from investing activities:
Purchase of property and equipment	(46,609)	-

Net cash used by investing activities	(46,609)	-

Cash flows from financing activities:
Proceeds from loan financing	50,225	-

Net cash provided by financing activities	50,225	-

Net decrease in cash	(78,292)	(31,296)
Cash at the beginning of the period	254,776	309,216

Cash at the end of the period	$176,484	$277,920

Supplemental disclosure:

Cash paid for income taxes	$-	$-
Cash paid for interest expense	-	-

Non-cash transactions:
Issuance of common shares in conversion of Series B preferred stock	$-	$-
Right-of-use asset obtained in exchange for lease obligation	-	88,325

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2020

(Unaudited)

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Freeze Tag, Inc. (“Freeze Tag” or the “Company”) is a leading creator of mobile location-based games for consumers and businesses. The Company also offers gaming technology and services to businesses that want to leverage mobile gaming in their marketing and branding programs.

Beginning in the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, sells merchandise to the geocaching industry. The LLC was filed with the State of Florida on September 3, 2019 and there was no activity in the entity from the time of filing until it began operations in the quarter ended March 31, 2020.

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

Vehicle	7 years
Computer equipment	5 years
Office furniture and equipment	7 years

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

The Company had stock-based compensation expense recognized in its statements of operations of $10,417 for the three months ended March 31, 2020 and $4,083 for the three months ended March 31, 2019.

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

For the three months ended March 31, 2020 and 2019, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at March 31, 2020 and December 31, 2019.

The current assets and current liabilities reported on the Company’s consolidated balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Lease Accounting

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the Right-of-use (“ROU”) assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the Balance Sheet.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2020 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $114,047 and used total net cash of $78,292 for the three months ended March 31, 2020.  As of March 31, 2020, the Company had a working capital deficit of $469,354 and a total stockholders’ deficit of $578,130. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2020	December 31, 2019

Vehicle	$46,609	$-
Computer equipment	7,170	7,971
Office furniture and equipment	10,055	10,055
Total	63,834	18,026
Less accumulated depreciation	(9,336)	(8,463)

Net	$54,498	$9,563

Depreciation expense was $873 and $872 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2020	December 31, 2019

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(230,590)	(207,720)

Net	$226,810	$249,680

Amortization expense was $22,870 for the three months ended March 31, 2020 and 2019.

NOTE 6 – NOTES PAYABLES

Notes payable consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Related party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	186,450	186,450
Convertible note payable to Mick Donahoo, non-Interest bearing, maturing on December 31, 2021	186,450	186,450
Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	50,225	-

Total	$430,050	$379,825

Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2020 and 2019, total imputed interest expense was $9,470 and $9,366, respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of March 31, 2020 are as follows:

December 31,	Amount
2020	$7,032
2021	389,515
2022	9,975
2023	10,268
2024	10,569
Thereafter	2,691
Notes Payable	$430,050

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of March 31, 2020.

There was no common stock activity during the three months ended March 31, 2020 and March 31, 2019.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of March 31, 2020 and 2019, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B Preferred Stock activity during the three months ended March 31, 2020 and March 31, 2019.

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

There was no Series C Preferred Stock activity during the three months ended March 31, 2020 and March 31, 2019.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of March 31, 2020 and 2019, there were 5,600 stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $10,417 of stock-based compensation during the three months ended March 31, 2020 and $4,083 during the three months ended March 31, 2019. As of March 31, 2020, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $72,917.

A summary of the status of the stock options issued by the Company under both plans as of March 31, 2020, and changes during three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	7,768,421	$0.031

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2020	7,768,421	$0.031

The outstanding options expire on various dates beginning in 2020 through 2029.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2020 and 2019. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of March 31, 2020 and 2019. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2019 and 2018, total imputed interest expense was $9,470 and $9,366, respectively, which was recorded to additional paid-in capital.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

CARES Act Paycheck Protection Program Loan - On May 7, 2020, the Company received a U.S. Small Business Administration Loan (“SBA Loan”) from Cross River Bank related to the COVID-19 crisis in the amount of $174,420 primarily for payroll costs. Under the Paycheck Protection Program (PPP) Loan Note (the “Promissory Note”), the SBA Loan has a fixed interest rate of 1%, a maturity date two years from the date of the funding of the loan and no payments are due on the SBA Loan for six months. Pursuant to the terms of the SBA Loan and Promissory Note, the Company may apply for forgiveness of the amount due on the SBA Loan in an amount equal to the sum of the following costs incurred by the Company during the 8-week period (or any other period that may be authorized by the U.S. Small Business Association) beginning on the date of first disbursement of the loan: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 25% of the amount forgiven can be attributable to non-payroll costs.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the three months ended March 31, 2020 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as any cautionary language in this Quarterly Report on Form 10-Q and our last Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel. As noted in our risk factors in our Annual Report on Form 10-K for year ended December 31, 2019, we are also closely monitoring the ongoing COVID-19 pandemic and its effects on our business, as well as its effects on general market and economic conditions.

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

Beginning in the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, sells merchandise to the geocaching industry.

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $114,047 and used total net cash of $78,292 for the three months ended March 31, 2020.  As of March 31, 2020, the Company had a working capital deficit of $469,354 and a total stockholders’ deficit of $578,130. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2020 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

Revenues

Revenues decreased $156,713 to $403,490 for the three months ended March 31, 2020 from $560,203 for the three months ended March 31, 2019. The primary reason for the decrease in revenues in the current year was due to the close-out in the first quarter of 2019 of a significant mobile distribution contract in that period allowing us to recognize deferred revenue of $119,639.

Cost of Sales

Cost of sales decreased $8,009 to $63,914 for the three months ended March 31, 2020 from $71,923 for the three months ended March 31, 2019. The decrease was a result of decreases in server and server usage fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $20,385 to $443,533 for the three months ended March 31, 2020 from $463,918 for the three months ended March 31, 2019. The decrease is primarily due to a decrease in employee and contractor expenses during the first quarter of the current fiscal year.

Other Income (Expense)

Interest expense increased slightly to $10,090 for the three months ended March 31, 2020 from $9,986 for the three months ended March 31, 2019. These amounts relate primarily to the imputed interest on related party debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $114,047 for the three months ended March 31, 2020 and net income of $14,376 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Introduction

As of March 31, 2020, we had current assets of $197,422, including cash of $176,484, and current liabilities of $666,776, resulting in a working capital deficit of $469,354. In addition, we had a total stockholders’ deficit of $578,130 at March 31, 2020.

During the three months ended March 31, 2020, we used net cash of $78,292. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $81,908 in operating activities for the three months ended March 31, 2020 mainly as a result of a net loss of $114,047 and decreases of our accounts payable of $23,711 and other current liabilities of $23,370. These uses of cash were partially offset by a decrease of our prepaid expenses and other assets of $7,033 and increases in our accrued expenses of $25,327.

By comparison, we used net cash of $31,296 in operating activities for the three months ended March 31, 2019 mainly as a result of net income of $14,376, decreases of our prepaid expenses and other assets of $17,209 and increases in our accounts payable and accrued expenses of $16,439 and $3,010 being more than offset by the decrease of unearned royalties of $119,639.

We used $46,609 for the purchase of property and equipment for the three months ended March 31, 2020. For the three months ended March 31, 2019, we did not have any cash provided by or used in investing activities.

Financing activities provided cash of $50,225 for the three months ended March 31, 2020, related to auto financing. For the three months ended March 31, 2019, we did not have any cash provided by or used in financing activities.

Notes Payable – Related Party

As of March 31, 2020, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2021. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2020, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5 Other Information

As noted in our previous filings, we are also currently under an Internal Revenue Service tax audit for 2015 and 2016. We are undergoing negotiations relating to tax matters with the taxing authorities and believe that we have provided adequate reserves related to all matters contained in tax periods open to examination. The years open to examination by taxing authorities vary by jurisdiction; no years prior to 2016 are open.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (8)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

21.1*	Subsidiaries of Freeze Tag, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: May 15, 2020		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

