Form 10-Q
period 2020-06-30
Freeze Tag, Inc.
filed 2020-08-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2020, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED JUNE 30, 2020

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

In the opinion of management, the condensed, consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash	$495,613	$254,776
Accounts receivable	9,711	9,772
Prepaid expenses and other current assets	11,233	17,628
Total current assets	516,557	282,176

Property and equipment, net	50,520	9,563
Intangible assets, net	203,940	249,680
Other assets	50,305	64,612

Total assets	$821,322	$606,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$142,976	$162,476
Accrued expenses	500,874	458,025
Unearned royalties	7,543	7,543
Notes payable, current portion	87,072	-
Other current liabilities	30,843	49,715
Total current liabilities	769,308	677,759

Notes payable, net of current portion	285,282	-
Notes payable–related party	379,825	379,825
Other long-term liabilities	16,612	32,417

Total liabilities	1,451,027	1,090,001

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,133,212	9,093,439
Common stock payable	16,800	16,800
Accumulated deficit	(9,780,537)	(9,595,029)
Total stockholders’ deficit	(629,705)	(483,970)

Total liabilities and stockholders’ deficit	$821,322	$606,031

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$436,065	$518,213	$839,555	$1,078,416

Operating costs and expenses:
Cost of sales	57,959	82,670	121,873	154,593
Selling, general and administrative expenses	440,095	477,992	883,628	941,910

Total operating costs and expenses	498,054	560,662	1,005,501	1,096,503

Loss from operations	(61,989)	(42,449)	(165,946)	(18,087)

Other income (expense):
Interest expense, net	(10,972)	(10,090)	(21,062)	(20,076)
Other income	1,500	-	1,500	-

Total other income (expense)	(9,472)	(10,090)	(19,562)	(20,076)

Net loss	$(71,461)	$(52,539)	$(185,508)	$(38,163)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	75,056,123	75,056,123	75,056,123

Income (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,093,439	$16,800	$-	$(9,595,029)	$(483,970)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net income	-	-	-	-	-	-	-	-	-	-	-	(114,047)	(114,047)

Balance, March 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,113,326	$16,800	$-	$(9,709,076)	$(578,130)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470
Stock-based compensation	-	-	-	-	-	-	-	-	10,416	-	-	-	10,416
Net loss	-	-	-	-	-	-	-	-	-	-	-	(71,461)	(71,461)

Balance, June 30, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,133,212	$16,800	$-	$(9,780,537)	$(629,705)

Balance, December 31, 2018	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,997,457	$16,800	$-	$(9,452,402)	$(437,325)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	9,366
Stock-based compensation	-	-	-	-	-	-	-	-	4,083	-	-	-	4,083
Net income	-	-	-	-	-	-	-	-	-	-	-	14,376	14,376

Balance, March 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,010,906	$16,800	$-	$(9,438,026)	$(409,500)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,469	-	-	-	9,469
Stock-based compensation	-	-	-	-	-	-	-	-	4,084	-	-	-	4,084
Net loss	-	-	-	-	-	-	-	-	-	-	-	(52,539)	(52,539)

Balance, June 30, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,024,459	$16,800	$-	$(9,490,565)	$(448,486)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(185,508)	$(38,163)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	50,591	47,484
Imputed interest expense	18,940	18,835
Stock-based compensation	20,833	8,167
Loss on disposal of assets	801	-
Changes in operating assets and liabilities:
Accounts receivable	61	2,525
Prepaid expenses and other current assets	6,395	12,086
Accounts payable	(19,500)	(24,779)
Accrued expenses	42,849	3,235
Unearned royalties	-	(119,639)
Other current liabilities	(20,370)	-

Net cash used by operating activities	(84,908)	(90,249)

Cash flows from investing activities:
Purchase of property and equipment	(46,609)	-

Net cash used by investing activities	(46,609)	-

Cash flows from financing activities:
Proceeds from loan financing	374,645	-
Payments on loan financing	(2,291)	-

Net cash provided by financing activities	372,354	-

Net increase (decrease) in cash	240,837	(90,249)
Cash at the beginning of the period	254,776	309,216

Cash at the end of the period	$495,613	$218,967
Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$412	$-

Non-cash transactions:
Issuance of common shares in conversion of Series B preferred stock	$-	$-
Right-of-use asset obtained in exchange for lease obligation	$-	$88,325

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2020

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

The following accounting policies involve significant judgments, assumptions and estimates by management:

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

Vehicle	5 years
Computer equipment	5 years
Office furniture and equipment	7 years

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

The Company had stock-based compensation expense recognized in its statements of operations of $20,833 for the six months ended June 30, 2020 and $8,167 for the six months ended June 30, 2019.

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

For the three and six months ended June 30, 2020 and 2019, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at June 30, 2020 and December 31, 2019.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2020 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net loss of $185,508 and used net cash of $84,908 in operations for the six months ended June 30, 2020. As of June 30, 2020, the Company had a working capital deficit of $252,751 and a total stockholders’ deficit of $629,705. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2020	December 31, 2019

Vehicle	$46,609	$-
Computer equipment	7,170	7,971
Office furniture and equipment	10,055	10,055
Total	63,834	18,026
Less accumulated depreciation	(13,314)	(8,463)

Net	$50,520	$9,563

Depreciation expense was $4,851 and $1,744 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2020	December 31, 2019

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(253,460)	(207,720)

Net	$203,940	$249,680

Amortization expense was $45,740 for the six months ended June 30, 2020 and 2019.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	186,450	186,450
Convertible note payable to Mick Donahoo, non-interest bearing, maturing on December 31, 2021	186,450	186,450
Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	47,934	-
Paycheck Protection Program loan, payable to financial institution, 1% interest, principal and interest deferred six months, payments starting in November, 2020, due in 2022	174,420	-
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	-

Total notes payable	$752,179	$379,825
Less current portion	87,072	-
Notes payable, net of current portion	$665,107	$379,825

On April 30, 2020, the Company received a U.S. Small Business Administration Loan under the Paycheck Protection Program (PPP Loan) primarily for payroll costs related to the COVID-19 crisis in the amount of $174,420. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date two years from the date of the funding of the loan and no payments are due for six months. Pursuant to the terms of the PPP Loan, the Company may apply for forgiveness of the amount due on the PPP Loan in an amount equal to the sum of the following costs incurred by the Company during the 8-week period (or any other period that may be authorized by the U.S. Small Business Association) beginning on the date of first disbursement of the loan: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 25% of the amount forgiven can be attributable to non-payroll costs.

On May 18, 2020, the Company received an additional U.S. Small Business Administration Loan (SBA Loan) in the amount of $150,000 to alleviate continued economic injury caused the COVID-19 crisis. The SBA Loan has a fixed interest rate of 3.75% and matures in thirty years from the date of the loan. Payments begin twelve months from the effective date in a fixed amount of $731 per month. All payments will be applied to interest first. This loan is secured by the general assets of the Company.

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at June 30, 2020 and 2019. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of June 30, 2020 and 2019. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the six months ended June 30, 2020 and 2019, total imputed interest expense was $18,940 and $18,835, respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of June 30, 2020 are as follows:

December 31,	Amount
2020	$24,121
2021	544,555
2022	9,975
2023	12,807
2024	13,868
Thereafter	146,853
Notes Payable	$752,179

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of June 30, 2020.

There was no common stock activity during the six months ended June 30, 2020 and June 30, 2019.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of June 30, 2020 and 2019, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the six months ended June 30, 2020 and June 30, 2019

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

There was no Series C preferred stock activity during the six months ended June 30, 2020 and June 30, 2019.

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

The Company recognized $20,833 of stock-based compensation during the six months ended June 30, 2020 and $8,167 during the six months ended June 30, 2019. As of June 30, 2020, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $62,501.

A summary of the status of the stock options issued by the Company under both plans as of June 30, 2020, and changes during six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	7,768,421	$0.031

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2020	7,768,421	$0.031

The outstanding options expire on various dates beginning in 2020 through 2029.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the six months ended June 30, 2020 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Founded by gaming industry veterans, Freeze Tag has launched several successful games over the course of its history. Our current portfolio includes hits such as Munzee®, a social platform with over 7 million locations worldwide and hundreds of thousands of players that blends gamification and geolocation into an experience that rewards players for going places in the physical world; Garfield Go, a Pokémon Go style augmented reality game based on the iconic cat Garfield; WallaBee®, an addictive collecting game with over 2,000 beautifully drawn digital cards; as well as many social mobile games that provide endless hours of family-friendly fun. We also offer our technology and services to third party businesses that want to leverage mobile gaming in their marketing and branding programs. For example, our Eventzee® solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences.

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

In Q4 of 2019, we embarked upon another major development project involving our Eventzee app. We have completely re-designed the Eventzee app, adding many features requested by our customers over the years. We launched the revised Eventzee app in Q2 of 2020, and also launched a new white label version of Eventzee called, “Barnes HD” (Barnes Harley Davidson), with a partner that own multiple Harley Davidson dealerships in Canada.

Beginning in the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, sells merchandise to the geocaching industry

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net loss of $185,508 and used net cash of $84,908 in operations for the six months ended June 30, 2020. As of June 30, 2020, the Company had a working capital deficit of $252,751 and a total stockholders’ deficit of $629,705. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2020 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended June 30, 2020 of $436,065 were down $82,148 from revenues of $518,213 for the three months ended June 30, 2019. Revenues for the six months ended June 30, 2020 of $839,555 were down $238,861 from revenues of $1,078,416 for the six months ended June 30, 2019. The primary reason for the decrease in revenues year over year was due to the close-out of a significant mobile distribution contract in the prior year period allowing us to recognize deferred revenue, and the limited number of events our players were able to hold due to the COVID-19 crisis.

Cost of Sales

Cost of sales decreased $24,711 to $57,959 for the three months ended June 30, 2020 from $82,670 for the three months ended June 30, 2019. Costs of sales for the six months ended June 30, 2020 of $121,873 were $32,720 lower than the $154,593 for the six months ended June 30, 2019. The decrease was a mainly a result of decreased server and server usage fees, as well as decreased physical product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $37,897 to $440,095 for the three months ended June 30, 2020 from $477,992 for the three months ended June 30, 2019. Selling, general and administrative for the six months ended June 30, 2020 of $883,628 decreased $58,282 from $941,910 for the six months ended June 30, 2019. The decrease is primarily due to reduced development and travel expenses, as well as other cost savings initiatives throughout the company

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2020 of ($9,472) was relatively consistent with other income (expense) of ($10,090) for the three months ended June 30, 2019. Total other income (expense) was also consistent at ($19,562) for the six months ended June 30, 2020 compared to ($20,076) for the six months ended June 30, 2019. These amounts relate primarily to the imputed interest on related party debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $71,461 for the three months ended June 30, 2020 compared to a net loss of $52,539 for the three months ended June 30, 2019 and net losses of $185,508 and $38,163 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Introduction

As of June 30, 2020, we had current assets of $516,557, including cash of $495,613, and current liabilities of $769,308, resulting in a working capital deficit of $252,751. In addition, we had a total stockholders’ deficit of $629,705 at June 30, 2020.

During the six months ended June 30, 2020, we used net cash of $84,908 from operating activities. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $84,908 in operating activities for the six months ended June 30, 2020. A net loss of $185,508 and a decrease in accounts payable of $19,500 and other current liabilities of $20,370 were partially offset by non-cash expenses of $91,165, decreases of our current assets of $6,456 and increases of accrued expenses of $42,849.

By comparison, net cash used by operating activities for the six months ended June 30, 2019 was $90,249 as a result of our net loss of $38,163 and decreases in unearned royalties of $119,639 partially offset by non-cash expenses of $74,486 and increases of our prepaid expenses and other assets of $12,086.

We used $46,609 for investing activities for the purchase of property and equipment during the six months ended June 30, 2020. For the six months ended June 30, 2019, we did not have any cash provided by or used in investing activities.

Financing activities provided net cash of $372,354 for the six months ended June 30, 2020 related to three new loans during the period, the significant portion to alleviate the impact of the COVID-19 crisis. For the six months ended June 30, 2019, we did not have any cash provided by or used in financing activities.

Notes Payable – Related Party

As of June 30, 2020, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2021. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended June 30, 2020, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: August 14, 2020	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

