Form 10-Q
period 2020-09-30
Freeze Tag, Inc.
filed 2020-11-16
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2020, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2020

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

The results for the period ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash	$529,299	$254,776
Accounts receivable	11,969	9,772
Prepaid expenses and other current assets	13,482	17,628
Total current assets	554,750	282,176

Property and equipment, net	47,317	9,563
Intangible assets, net	181,070	249,680
Other assets	42,879	64,612

Total assets	$826,016	$606,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$151,679	$162,476
Accrued expenses	502,148	458,025
Unearned royalties	7,543	7,543
Notes payable, current portion	116,211	-
Other current liabilities	31,620	49,715
Total current liabilities	809,201	677,759

Notes payable, net of current portion	253,783	-
Notes payable–related party	379,825	379,825
Other long-term liabilities	8,409	32,417
Total liabilities	1,451,218	1,090,001

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,153,203	9,093,439
Common stock payable	16,800	16,800
Accumulated deficit	(9,796,025)	(9,595,029)
Total stockholders’ deficit	(625,202)	(483,970)

Total liabilities and stockholders’ deficit	$826,016	$606,031

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$473,137	$483,722	$1,312,692	$1,562,138

Operating costs and expenses:
Cost of sales	64,979	73,753	186,852	228,346
Selling, general and administrative expenses	438,121	468,005	1,321,749	1,409,915

Total operating costs and expenses	503,100	541,758	1,508,601	1,638,261

Loss from operations	(29,963)	(58,036)	(195,909)	(76,123)

Other income (expense):
Interest expense, net	(10,538)	(10,194)	(31,600)	(30,270)
Other income	25,013	-	26,513	-

Total other income (expense)	14,475	(10,194)	(5,087)	(30,270)

Net loss	$(15,488)	$(68,230)	$(200,996)	$(106,393)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	75,056,123	75,056,123	75,056,123

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,093,439	$16,800	$(9,595,029)	$(483,970)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	9,470
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	(114,047)	(114,047)

Balance, March 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,113,326	$16,800	$(9,709,076)	$(578,130)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	9,470
Stock-based compensation	-	-	-	-	-	-	-	-	10,416	-	-	10,416
Net loss	-	-	-	-	-	-	-	-	-	-	(71,461)	(71,461)

Balance, June 30, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,133,212	$16,800	$(9,780,537)	$(629,705)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,574	-	-	9,574
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	(15,488)	(15,488)

Balance, September 30, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,153,203	$16,800	$(9,796,025)	$(625,202)

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2018	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$8,997,457	$16,800	$(9,452,402)	$(437,325)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	9,366
Stock-based compensation	-	-	-	-	-	-	-	-	4,083	-	-	4,083
Net loss	-	-	-	-	-	-	-	-	-	-	14,376	14,376

Balance, March 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,010,906	$16,800	$(9,438,026)	$(409,500)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,469	-	-	9,469
Stock-based compensation	-	-	-	-	-	-	-	-	4,084	-	-	4,084
Net loss	-	-	-	-	-	-	-	-	-	-	(52,539)	(52,539)

Balance, June 30, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,024,459	$16,800	$(9,490,565)	$(448,486)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,574	-	-	9,574
Stock-based compensation	-	-	-	-	-	-	-	-	4,084	-	-	4,084
Net loss	-	-	-	-	-	-	-	-	-	-	(68,230)	(68,230)

Balance, September 30, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,038,116	$16,800	$(9,558,794)	$(503,058)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(200,996)	$(106,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	76,664	71,226
Imputed interest expense	28,514	28,409
Stock-based compensation	31,250	12,251
Loss on disposal of assets	801	-
Changes in operating assets and liabilities:
Accounts receivable	(2,197)	1,944
Prepaid expenses and other current assets	4,146	4,352
Accounts payable	(10,797)	6,026
Accrued expenses	44,123	7,618
Unearned royalties	-	(119,639)
Other current liabilities	(20,370)	-

Net cash used by operating activities	(48,862)	(94,206)

Cash flows from investing activities:
Purchase of property and equipment	(46,609)	-

Net cash used by investing activities	(46,609)	-

Cash flows from financing activities:
Proceeds from notes payable	374,645	-
Payments on notes payable	(4,651)	-

Net cash provided by financing activities	369,994	-

Net increase (decrease) in cash	274,523	(94,206)
Cash at the beginning of the period	254,776	309,216

Cash at the end of the period	$529,299	$215,010

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$756	$-

Non-cash transactions:
Right-of-use asset obtained in exchange for lease obligation	$-	$88,325

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2020

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

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

The Company had stock-based compensation expense recognized in its statements of operations of $31,250 for the nine months ended September 30, 2020 and $12,251 for the nine months ended September 30, 2019.

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

For the three and nine months ended September 30, 2020 and 2019, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at September 30, 2020 and December 31, 2019.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2020 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net loss of $200,996 and used net cash of $48,862 in operations for the nine months ended September 30, 2020. As of September 30, 2020, the Company had a working capital deficit of $254,451 and a total stockholders’ deficit of $625,202. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support the Company’s business plan. However, management is currently evaluating alternative financing sources to fund the Company’s current business plan should cash provided by operations be insufficient.

The Company’s ability to continue as a going concern is dependent upon successfully executing its plans to attain a successful level of operations. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2020	December 31, 2019

Vehicle	$46,609	$-
Computer equipment	7,170	7,971
Office furniture and equipment	10,055	10,055
Total	63,834	18,026
Less accumulated depreciation	(16,517)	(8,463)

Net	$47,317	$9,563

Depreciation expense was $8,054 and $2,616 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2020	December 31, 2019

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(276,330)	(207,720)

Net	$181,070	$249,680

Amortization expense was $68,610 for the nine months ended September 30, 2020 and 2019.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	186,450	186,450
Convertible note payable to Mick Donahoo, non-Interest bearing, maturing on December 31, 2021	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	45,574	-
Paycheck Protection Program loan, payable to Financial institution, 1% interest, principal and interest deferred six months, payments starting in November, 2020, due in 2022	174,420	-
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	-

Total notes payable	$749,819	$379,825
Less current portion	116,211	-

Notes payable, net of current portion	$633,608	$379,825

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at September 30, 2020 and 2019. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of September 30, 2020 and 2019. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the nine months ended September 30, 2020 and 2019, total imputed interest expense was $28,514 and $28,409, respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of September 30, 2020 are as follows:

December 31,	Amount
2020	$21,761
2021	544,555
2022	9,975
2023	12,807
2024	13,868
Thereafter	146,853
Notes Payable	$749,819

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of September 30, 2020.

There was no common stock activity during the nine months ended September 30, 2020 and September 30, 2019.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of September 30, 2020 and 2019, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

Series B Preferred Stock

The Company’s Series B preferred stock has 2,700,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights. The holders of the Series B preferred stock cannot convert their shares of Series B preferred stock if such conversion would cause the holder to beneficially own more than 4.99% of the Company’s then-outstanding common stock.

There was no Series B preferred stock activity during the nine months ended September 30, 2020 and September 30, 2019.

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

There was no Series C preferred stock activity during the nine months ended September 30, 2020 and September 30, 2019.

Stock Options

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. On December 5, 2017, the Board of Directors granted options to purchase a total of 1,512,821 shares of our common stock.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of September 30, 2020, there were no stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $31,250 of stock-based compensation during the nine months ended September 30, 2020 and $12,251 during the nine months ended September 30, 2019. As of September 30, 2020, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $52,084.

A summary of the status of the stock options issued by the Company under both plans as of September 30, 2020, and changes during nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	7,768,421	$0.031

Granted	-	-
Canceled / Expired	(5,600)	$10.00
Exercised	-	-

Outstanding, September 30, 2020	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the nine months ended September 30, 2020 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Founded by gaming industry veterans, Freeze Tag has launched several successful games over the course of its history. Our current portfolio includes hits such as Munzee®, a social platform with over 7 million locations worldwide and hundreds of thousands of players that blends gamification and geolocation into an experience that rewards players for going places in the physical world; Garfield Go, a Pokémon Go style augmented reality game based on the iconic cat Garfield; WallaBee®, an addictive collecting game with over 2,000 beautifully drawn digital cards; as well as many social mobile games that provide endless hours of family-friendly fun. We also offer our technology and services to third-party businesses that want to leverage mobile gaming in their marketing and branding programs. For example, our Eventzee® solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences.

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

In Q4 of 2019, we embarked upon another major development project involving our Eventzee app. We have completely re-designed the Eventzee app, adding many features requested by our customers over the years. We launched the revised Eventzee app in Q2 of 2020, and also launched a new white label version of Eventzee called, “Barnes HD” (Barnes Harley Davidson), with a partner that owns multiple Harley Davidson dealerships in Canada.

Beginning in the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, sells merchandise to the geocaching industry

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net loss of $200,996 and used net cash of $48,862 in operations for the nine months ended September 30, 2020. As of September 30, 2020, the Company had a working capital deficit of $254,451 and a total stockholders’ deficit of $625,202. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support the Company’s business plan. However, management is currently evaluating alternative financing sources to fund the Company’s current business plan should cash provided by operations be insufficient.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2020 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended September 30, 2020 of $473,137 were down $10,585 from revenues of $483,722 for the three months ended September 30, 2019. Revenues for the nine months ended September 30, 2020 of $1,312,692 were down $249,446 from revenues of $1,562,138 for the nine months ended September 30, 2019. The primary reason for the decrease in revenues year over year was due to the close-out of a significant mobile distribution contract in the prior year period allowing us to recognize deferred revenue, and the limited number of events our players were able to hold due to the COVID-19 crisis.

Cost of Sales

Cost of sales decreased $8,774 to $64,979 for the three months ended September 30, 2020 from $73,753 for the three months ended September 30, 2019. Costs of sales for the nine months ended September 30, 2020 of $186,852 were $41,494 lower than the $228,346 for the nine months ended September 30, 2019. The decrease was a mainly a result of decreased server and server usage fees, as well as decreased physical product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $29,884 to $438,121 for the three months ended September 30, 2020 from $468,005 for the three months ended September 30, 2019. Selling, general and administrative for the nine months ended September 30, 2020 of $1,321,749 decreased $88,166 from $1,409,915 for the nine months ended September 30, 2019. The decrease is primarily due to reduced development and travel expenses, as well as other cost savings initiatives throughout the company

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2020 of $14,475 was $24,669 higher than other income (expense) of ($10,194) for the three months ended September 30, 2019. Total other income (expense) was ($5,087) for the nine months ended September 30, 2020 compared to ($30,270) for the nine months ended September 30, 2019. The change for both periods is primarily driven by the receipt of a grant in the amount of $25,000 from the city of McKinney, Texas where the Company does business. The grant was to help small businesses in the region that have been negatively impacted by the COVID-19 crisis.

Net Loss

As a result of the above, we reported a net loss of $15,488 for the three months ended September 30, 2020 compared to a net loss of $68,230 for the three months ended September 30, 2019 and net losses of $200,996 and $106,393 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Introduction

As of September 30, 2020, we had current assets of $554,750, including cash of $529,299, and current liabilities of $809,201, resulting in a working capital deficit of $254,451. In addition, we had a total stockholders’ deficit of $625,202 at September 30, 2020.

During the nine months ended September 30, 2020, we used net cash of $48,862 from operating activities. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $48,862 in operating activities for the nine months ended September 30, 2020. A net loss of $200,996, an increase in accounts receivable of $2,197, a decrease in accounts payable of $10,797 and a decrease in other current liabilities of $20,370 were partially offset by non-cash expenses of $137,229, decreases of our current assets of $4,146 and increases of accrued expenses of $44,123.

By comparison, net cash used by operating activities for the nine months ended September 30, 2019 was $94,206 as a result of our net loss of $106,393 and a decrease in unearned royalties of $119,639, partially offset by non-cash expenses of $111,886.

We used $46,609 for investing activities for the purchase of property and equipment during the nine months ended September 30, 2020. For the nine months ended September 30, 2019, we did not have any cash provided by or used in investing activities.

Financing activities provided net cash of $369,994 for the nine months ended September 30, 2020 related to three new loans during the period, the significant portion to alleviate the impact of the COVID-19 crisis. For the nine months ended September 30, 2019, we did not have any cash provided by or used in financing activities.

Notes Payable – Related Party

As of September 30, 2020, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2021. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2020, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (8)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

21.1(13)	Subsidiaries of Freeze Tag, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on February 4, 2014.

(3)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(7)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

(10)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2017.

(11)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on July 31, 2017.

(12)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on April 11, 2018

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: November 16, 2020	By:	/s/ Craig Holland
	Its:	Craig Holland
Chief Executive Officer (Principal Executive Officer)

