Form 10-K
period 2020-12-31
Freeze Tag, Inc.
filed 2021-03-31
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54267

FREEZE TAG, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4532392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18062 Irvine Blvd., Suite 103 Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 210-3850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2020: $506,450 based on the closing price of $0.016 on June 30, 2020 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2021, there were 75,056,123 shares of common stock, par value $0.00001, issued and outstanding.

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated as Freeze Tag, Inc. in February 2006 in the State of Delaware. In March 2006, Freeze Tag, LLC, our predecessor which was formed in October 2005, was merged with and into Freeze Tag, Inc. In October of 2017, we completed a merger transaction with Munzee Inc. in a transaction in which Freeze Tag, Inc. became the surviving entity and both companies merged their operations together (the “Merger”). Under U.S. generally accepted accounting principles, the Merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, our financial statements include the financial results of operations of the combined company. Beginning in the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, sells merchandise to the geocaching industry. The consolidated entity maintains offices in Tustin, California and McKinney, Texas. Other corporate actions that occurred as a result of the merger are that Robert Vardeman, Jr., former CEO of Munzee Inc. became President of Freeze Tag, Inc. and both Robert Vardeman, Jr. and Robert D. Vardeman were added to the Freeze Tag, Inc. Board of Directors. Our Board of Directors currently consists of Craig Holland, Mick Donahoo, Robert Vardeman, Jr., and Robert D. Vardeman.

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

Founded by gaming industry veterans, Freeze Tag has launched several successful games over the course of its history. Our current portfolio includes hits such as Munzee®, a social platform with over 10 million locations worldwide and hundreds of thousands of players that blends gamification and geolocation into an experience that rewards players for going places in the physical world, Garfield Go, a Pokemon Go style augmented reality game based on the iconic cat Garfield, WallaBee®, an addictive collecting game with over 2,000 beautifully drawn digital cards, as well as many social mobile games that provide endless hours of family-friendly fun. We also offer our technology and services to third party businesses that want to leverage mobile gaming in their marketing and branding programs. For example, our Eventzee® solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences.

In Q4 of 2019, we embarked upon another major development project involving our Eventzee app. We have completely re-designed the Eventzee app, adding many features requested by our customers over the years.

In Q2 of 2020, we launched the revised Eventzee. The new and improved version of Eventzee offers more activity types (7 in total) than most of its competitors with Info, Text Entry, Photo, Video, Quiz, QR Code, and GPS challenges. The new Eventzee also allows event hosts to group challenges together by theme, type, or location providing a much-needed organizational tool.

In May of 2020, we also launched a private label version of Eventzee for our client Barnes Harley-Davidson based in British Columbia, Canada. The relationship with Barnes Harley-Davidson has continued to grow as we have expanded the number of Eventzee events offered to Barnes’ customers in 2021.

Throughout the second half of 2020, we were able to obtain a number of new types of customers for the Eventzee platform, including downtown marketing organizations who are members of the IDA (International Downtown Association) such as Downtown Evanston, Downtown Jacksonville, and Downtown Sacramento and many more. Through the new markets and rapid acceptance of a new and improved Eventzee app, Freeze Tag has realized increased revenue opportunities.

Growing the Eventzee customer base is part of a long-term plan to add additional sources of revenue to the Freeze Tag top line. The Eventzee platform expansion depends upon business-to-business sales, complimenting the consumer-based revenue model of Munzee and other Freeze Tag apps. Eventzee is usually free to play for Eventzee players. Clients pay Freeze Tag a per user licensing fee to use the Eventzee software to create custom-designed events for their participants. The market opportunity for Eventzee services is large with potential clients in a wide array of industries and applications, including cities, tourism centers, parks and zoos, educational institutions, brands and marketing organizations, companies looking for team building tools, and many more. For more information, we refer you to the Eventzee web site: www.eventzeeapp.com.

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

During 2021 and beyond, we will continue to look for acquisition candidates and propose transactions in cases where it makes sense for both parties and will enhance the value of the company.

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

With the exception of the Eventzee platform, we adhere to the “free-to-play” business model in our currently live Freeze Tag games. In Munzee, players can purchase blast caps to capture virtual munzees deployed near them. WallaBee also offers players a chance to “forage” for honeycombs for free or they may be purchased as in-game items. In all cases, Munzee, WallaBee and Garfield Go are games that players can and do play for free, yet by spending money on additional items, the gameplay experience is enhanced.

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

Since mobile app development technology is constantly changing and evolving, we review and research platforms, tools, techniques, and third-party SDK’s on a routine basis to ensure we are in synch with the market. In executing our business model, we have derived the most benefit from employing proprietary game engine(s) built on commonly used technologies (like Cordova, HTML5, and others) because using our own tools and techniques allows us to be nimble and anticipate market changes.

In the future, we plan to continue to employ our game engine(s). This approach allows us to find the best development teams, engineering teams, and partners to help us quickly deploy our games.

The Freeze Tag Strategy

In targeting the global market for mobile games, we are highly focused on developing mobile social games that are casual, fun and engaging for all ages and genders. The free-to-play business model combined with the use of best-in-class development environments and Analytics and Deployment tools, allows us to systematically launch, optimize and monetize our games. We design our games to be never ending entertainment that our users will enjoy playing and be willing to pay us $0.99 or more from time-to-time for special features and virtual items to keep having fun. We believe that the free-to-play model should not be run as a sprint but rather as a marathon. Over the span of several months, or even years, each game is continuously subject to this optimization process to increase user enjoyment and financial return to the company.

Distribution and Marketing

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store and Amazon’s App Store. We also sell to our players directly through our own web site http://www.freezetag.com and https://store.freezetag.com. We work with payment vendors like Shopify, Square and PayPal to process our online payments. In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Facebook App Store, the Mac App Store and PC Download portals such as Big Fish Games and others.

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

Technology and Tools

Free-to-play Revenue Model

The game industry, like many other forms of entertainment (music, TV, books, etc.) has undergone a major shift. The free-to-play business model has increased in appeal to game players of every genre and platform. Nowhere has this been felt more deeply than the mobile market. Free is a very powerful marketing approach that is irresistible to game players. The top grossing charts on popular mobile app stores like Apple, Google, and Amazon continually show that “free” games earn the most revenue for their developers. So, with all this “free-ness,” how does a game creator make any money?

Optimizing Customer Lifetime Value

The key business metric of any free-to-play game is the Customer Lifetime Value (CLV). A free-to-play gamer starts out as a zero-revenue customer, but he or she may become a paying customer throughout the customer’s life of playing the game. The game creator’s business is an ongoing engagement with the game players to get them to buy things in the game, without ruining the fun. Optimizing this delicate balance is where the most revenue can be extracted.

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

Dynamic Game Engine(s)

Over the years, we have developed proprietary dynamic game engine(s) (Freeze Tag Engine(s)) that allows us to make changes to game play and game economies on-the-fly, in most cases, without requiring the download of another update. We also integrate several business analytics packages, and other key game management tools into our games that provide us with real time data to measure detailed player behavior, and respond directly to that behavior. We continue to develop and enhance our own game engine(s) which use web-friendly technology that can be easily ported to the most popular mobile platforms, iOS and Android. As our games have become more sophisticated with the need for constant data connection and several points of data required to be associated with physical locations on a map, we have developed server-side tools to handle these requirements.

Over the years, the Freeze Tag Game Engine(s) have allowed us the ability to port across multiple platforms using a single codebase. We continue to look to contract with outside teams and outside contractors, allowing us to maintain a smaller internal team.

As we continue our development efforts, our approach is to review the technical requirements of the game we want to develop, then make a decision as to which Game Engine is the most appropriate to implement for that development effort, whether that be our own proprietary game engine based on web technologies or third-party platforms such as Unity 3D.

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

Product Development

We have learned that establishing and following a fairly rigid process is essential to producing commercially successful products, regardless of the platform. The process all begins with the creative development process. The chart below describes the approach we use to filter ideas and make final decisions on which games we will actually produce. After choosing the game that we will focus on, we write a detailed design document. A thorough design document ensures that all of those involved in the creation of the game have a common reference source throughout the production process. Also, critical to producing high quality games, a test plan accompanies every design document. Not only do we test for bugs, but also we test the game for usability. Since most casual gamers do not want to read instructions, it is critical that the finished game be easy to play by just tapping at objects on the screen.

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

Business Acquisitions

In addition to our current operations, we propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. The merger with Munzee Inc. is evidence of our pursuit of this strategy. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations. Presently, if we acquire any businesses, we envision such acquisition being completed either with our shares of our stock or with the assistance of a strategic funding partner. We currently do not have substantial funds, or a revenue stream, to make acquisitions utilizing cash.

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

In a so-called “due diligence investigation,” we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding our prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise.

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

Our Employees

We have 13 employees, that work in our offices in Tustin, California, McKinney, Texas, and other remote locations throughout the world. Four of these are managers, one is administrative staff, and the remaining nine are artists, engineers, production staff, etc. We also work with several other artists, engineers, designers, and contractors on an as-needed basis.

Human Capital Resources

As noted above, we only have a small number of employees. The remainder of our workforce is consultants due to the nature of our business. As it relates to our employees and the consultants that work with us:

Oversight and Management

Our executive officers are tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board regarding our human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including persons of color, veterans and LGBTQ to enhance our inclusive and diverse culture. We continue to invest in recruiting diverse talent.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Importantly during 2020, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of face coverings, reducing on-site workforce through staggered shifts and schedules, remote working for most employees, and restricting visitor access to our locations. These actions helped minimize the impact of COVID-19 on our workforce.

Description of Property

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $1,173 per month. Our production office in Texas is located at 1441 Redbud Blvd., Suite 201, McKinney, TX 75069 and we are currently in the third year of a 3-year lease. Current monthly lease payment is $2,850 per month plus utilities.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Our Internet website address is http://www.freezetag.com/.

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders. We reserve the right to not provide risk factors in our future filings. We face risks in developing our games and products and eventually bringing them to market. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed. Our primary risk factors and other considerations include:

Risk Factors Related to the Business of the Company

We have incurred losses from operations, and we may never generate substantial revenue or become profitable.

We incurred net losses of $269,582 for the year ended December 31, 2020. As of December 31, 2020, we had a working capital deficit of $668,493 and a total stockholders’ deficit of $673,797. The Company reported net cash used by operating activities of $84,741 for the year ended December 31, 2020. Management believes that by implementing cost reductions and realizing cost efficiencies from the Merger, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. There can be no assurance that we will be successful in these efforts.

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

Since 2017, we have relied on cash flow from operations to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2020, was $491,639, and our projected monthly expenditures rate is approximately $165,000. For the year ended December 31, 2020, our revenues were $1,779,733.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2020 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can better fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

As of December 31, 2020, there were 75,056,123 outstanding shares of Common Stock, no outstanding shares of Series A Preferred Stock (“Series A Preferred”), 2,480,482 shares of Series B Preferred Stock (“Series B Preferred”), and 4,355,000 shares of Series C Preferred Stock (“Series C Preferred”). Our officers and directors own a significant portion of our outstanding voting rights on any matters that may be brought before our shareholders for a vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Some of our most successful games are geolocation games, in which the user plays the game while exploring outdoors with certain aspects of the outdoors augmented with gameplay features. With many state and localities requiring or encouraging people to stay at home and/or apply social distancing due to the coronavirus, some of our users did not go outside as much, and, as a result, did not play our geolocation games as much. As a result, users did not purchase the in-game additions, which caused us to experience decreased revenue. Additionally, for some of our games, we host events for our users to attend and play the game together and receive certain promotional items. Many states and localities are limiting the number of people that be together in any one location to 10 or less people. As a result we have had to postpone certain events, and will likely have to postpone additional ones in the future, which may decrease both downloads of our games, as well in-game purchases.

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

We may invest in software companies, other technology businesses, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on: (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predictable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our stock.

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

Our analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation.” In a so-called “due diligence investigation,” we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding the company’s prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise. Any failure of our typical “due diligence investigation” to uncover issues and problems relating to potential acquisition candidates could materially adversely affect our company and the trading price of our stock.

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

Currently, there is a limited trading market for our common stock, and there can be no assurance that a more robust market will be achieved in the future. There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all. If the trading market for our common stock does increase, the price may be highly volatile. Factors discussed herein may have a significant impact on the market price of our shares. Moreover, due to the relatively low price of our securities, many brokerage firms may not affect transactions in our common stock if a market is established. Rules enacted by the SEC increase the likelihood that most brokerage firms will not participate in a potential future market for our common stock. Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer’s financial situation, investment experience and investment objectives. Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 - PROPERTIES

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $1,173 per month. Our production office in Texas is located at 1441 Redbud Blvd., Suite 201, McKinney, TX 75069 and we are currently in the last year of a 3-year lease. Current monthly lease payment is $2,850 per month plus utilities.

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

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2020 and 2019.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2019	First Quarter	$0.04	$0.02
	Second Quarter	$0.20	$0.01
	Third Quarter	$0.09	$0.01
	Fourth Quarter	$0.04	$0.02

2020	First Quarter	$0.03	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.02	$0.01

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

Holders

As of December 31, 2020, there were 75,056,123 shares of our common stock outstanding held by approximately 128 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2020: $506,450 based on the closing price of $0.016 on June 30, 2020 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

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

There are currently 7,762,821 options outstanding, to purchase shares of our common stock.

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

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan (the “2006 Plan”). The 2006 Plan terminated during the year ended December 31, 2016. As of December 31, 2020, there were no options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

As of December 31, 2020, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2006 plan)	-	-	-
Equity compensation plans approved by security holders (2017 plan)	7,762,821	$0.024	2,237,179
Equity compensation plans not approved by security holders	-	-	-
Total	7,762,821	$0.024	2,237,179

Recent Issuance of Unregistered Securities

We issued no unregistered securities during the three months ended December 31, 2020

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the year ended December 31, 2020 contains forward-looking statements, principally in this Section and “Business.”  Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts both the companies we work with for the development of our games and apps, and our users. We believe these social distancing and “stay-at-home” regulations may negatively impact our users and their ability to play our geolocation games for the foreseeable future. The extent and duration of this impact is difficult to predict at this time.

Central to Freeze Tag’s core strategy is capitalizing on fast-growing trends in the mobile applications world, including geofencing and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting location-based experiences in our games that can also serve as a location-based advertising network. Throughout 2021, we will continue to explore opportunities to incorporate geofencing into our applications, and then, when the time is right, we will examine opportunities to introduce advertising opportunities to Freeze Tag clients and customers.

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

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and recognition of revenue when, or as, we satisfy a performance obligation.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2020 and 2019.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2020 and 2019, the Company reviewed the intangible assets and determined that no impairment was required.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2020 and 2019.

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

For the years ended December 31, 2020 and 2019, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

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

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2020 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

Our revenue can typically fluctuate based on when we release our games and the popularity of the games we release. Currently, our games are free to download and play, but have built-in features that require the consumer to pay if they want to access the feature, which means our revenue is tied to when the consumer pays to access the features. The exception to this business model is Eventzee, which generates revenue by way of a licensing fee paid by clients based on the number of participants who use our software.

Revenues decreased $303,728 to $1,779,733 for the year ended December 31, 2020 from $2,083,461 for the year ended December 31, 2019. The primary reason for the decrease in revenues in the current year was due to a decrease in revenue related to limited event participation because of the coronavirus pandemic. In addition, an overall price decrease applied to some of the most popular products to encourage more unit sales and participation from a broader selection of Munzee players affected some of the revenue, but helped to increase the player base.

Cost of Sales

Cost of sales decreased $38,706 to $248,279 for the year ended December 31, 2020 from $286,985 for the year ended December 31, 2019. The decrease was a result of decreased costs in server and backend technology as well as a reduction in cost of sales of physical goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $116,814 to $1,782,173 for the year ended December 31, 2020 from $1,898,987 for the year ended December 31, 2019. The decrease was primarily a result of a decrease in accounting and legal fees, a decrease in travel expenses related to the coronavirus pandemic, and a decrease in overall payroll expenses.

Other Income (Expense)

Total other income (expense) of ($18,863) for the year ended December 31, 2020 was up $20,453 from ($39,316) for the year ended December 31, 2019. The change was primarily driven by the receipt of a grant in the amount of $25,000 from the city of McKinney, Texas, where the Company does business. The grant was to help small businesses in the region that had been negatively impacted by the COVID-19 Crisis. The remaining amounts relate to interest expense comprised primarily of imputed interest accrued for the entire year on the related party debt. For the year ended December 31, 2020, interest expense of ($44,931) was relatively consistent with prior year amounts. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

Provision for Income Taxes

The provision for income taxes was $0 and $800 for the years ended December 31, 2020 and 2019, respectively.

Net Loss

As a result of the above, we reported a net loss of $269,582 and $142,627 for the years ended December 31, 2020 and 2019, respectively. The net loss in both years includes non-cash expenses such as imputed interest and impairment expense. Our net loss in 2020 also included increased spending for improvements in the code base of our largest game, a project that is nearing completion.

Liquidity and Capital Resources

Introduction

As of December 31, 2020, we had current assets of $515,731, including cash of $491,639, and current liabilities of $1,184,224, resulting in a working capital deficit of $668,493. In addition, we had a total stockholders’ deficit of $673,797 at December 31, 2020.

From a financial perspective, one of our focuses in 2020 was to improve our cash positions and increase flow management. Properly managing cash allows the company to move forward in development and growth without borrowing funds from investors or third parties. Freeze Tag management made a concentrated effort on managing cash flow.

During the years ended December 31, 2020 and 2019, operating activities used $84,741 and $54,440 net cash, respectively. Management believes that by continuing cost reductions and realizing cost efficiencies, operating cash flows will be sufficient to support our business plan. We will also continue to update and launch new components of our games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash used by operating activities was $84,141 for the year ended December 31, 2020 mainly as a result of our net loss of $269,582, increases in accounts receivable of $1,699, and decreases in accounts payable of $23,745. These are partially offset by non-cash expenses totaling $183,284, decreases in prepaid expenses and other current assets of $5,007, and an increase in accrued expenses of $17,021 and other liabilities of $4,973.

By comparison, net cash used by operating activities was $54,440 for the year ended December 31, 2019 as a result of our net loss of $142,627 and decreases in accounts receivable of $4,693, increases in accounts payable of $13,544 and payment of unearned royalties of $119,639. These uses of cash were partially offset by increases in prepaid assets of $9,373 and accrued expenses of $25,740. Non-cash expenses totaled $190,950.

Net cash used by investing activities was $46,009 for the year ended December 31, 2020, comprised of the purchase of property and equipment of $46,609 and $600 of proceeds from the sale of an asset. There were no investing activities for the year ended December 31, 2019.

For the year ended December 31, 2020, we had net cash provided by financing activities of $367,613 related to three new loans during the period, the significant portion to alleviate the impact of the COVID-19 crisis. For the year ended December 31, 2019, we did not have any cash provided by or used in financing activities.

Notes Payable – Related Party

As of December 31, 2020, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2021. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. The fixed conversion price is $0.02 per share.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Freeze Tag, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeze Tag, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company suffered net losses from operations for the year ended December 31, 2020 and had a working capital deficit and a stockholders’ deficit as of December 31, 2020, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Analysis

As discussed in Note 3, the Company had a going concern due to net losses from operations for the year ended December 31, 2020 and had a working capital deficit and a stockholders’ deficit as of December 31, 2020.Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2010

Houston, TX

March 31, 2021

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS

Current assets:
Cash	$491,639	$254,776
Accounts receivable	11,471	9,772
Prepaid expenses and other current assets	12,621	17,628
Total current assets	515,731	282,176

Property and equipment, net	43,523	9,563
Intangible assets, net	158,200	249,680
Other assets	35,267	64,612

Total assets	$752,721	$606,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$138,731	$162,476
Accrued expenses	480,358	458,025
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	-
Notes payable, current portion	145,350	-
Other current liabilities	32,417	49,715
Total current liabilities	1,184,224	677,759

Notes payable – related party, net of current portion	-	379,825
Notes payable – net of current portion	222,263	-
Other long-term liabilities	20,031	32,417

Total liabilities	1,426,518	1,090,001

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.00001 par value, 25,000,000 shares authorized:	-	-
Series B; 2,480,482 issued and outstanding at December 31, 2020 and 2019	25	25
Series C; 4,355,000 shares issued and outstanding at December 31, 2020 and 2019	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding at December 31, 2020 and 2019	751	751
Additional paid-in capital	9,173,194	9,093,439
Common stock payable	16,800	16,800
Accumulated deficit	(9,864,611)	(9,595,029)
Total stockholders’ deficit	(673,797)	(483,970)

Total liabilities and stockholders’ deficit	$752,721	$606,031

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenues	$1,779,733	$2,083,461

Operating costs and expenses:
Cost of sales	248,279	286,985
Selling, general and administrative expenses	1,782,173	1,898,987

Total operating costs and expenses	2,030,452	2,185,972

Loss from operations	(250,719)	(102,511)

Other income (expense):
Interest expense	(44,931)	(40,465)
Other income	26,068	1,149

Total other income (expense)	(18,863)	(39,316)

Loss before income taxes	(269,582)	(141,827)
Provision for income taxes	-	800

Net loss	$(269,582)	$(142,627)

Weighted average number of common shares outstanding – basic and diluted	75,056,123	75,056,123

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2018	-	-	2,480,482	25	4,355,000	44	75,056,123	751	8,997,457	16,800	(9,452,402)	(437,325)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	37,983	-	-	37,983
Stock-based compensation	-	-	-	-	-	-	-	-	57,999	-	-	57,999
Net loss	-	-	-	-	-	-	-	-	-	-	(142,627)	(142,627)

Balance, December 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,093,439	$16,800	$(9,595,029)	$(483,970)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	38,088	-	-	38,088
Stock-based compensation	-	-	-	-	-	-	-	-	41,667	-	-	41,667
Net loss	-	-	-	-	-	-	-	-	-	-	(269,582)	(269,582)

Balance, December 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,173,194	$16,800	$(9,864,611)	$(673,797)

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(269,582)	$(142,627)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	102,659	94,968
Imputed interest on related party debt	38,088	37,983
Stock-based compensation	41,667	57,999
Loss on disposal of assets	870	-
Changes in operating assets and liabilities:
Accounts receivable	(1,699)	(4,693)
Prepaid expenses and other current assets	5,007	9,373
Accounts payable	(23,745)	(13,544)
Accrued expenses	17,021	25,740
Unearned royalties	-	(119,639)
Other current and noncurrent liabilities	4,973	-

Net cash used by operating activities	(84,741)	(54,440)

Cash flows from investing activities:
Purchase of property and equipment	(46,609)	-
Proceeds from sale of asset	600	-

Net cash used by investing activities	(46,009)	-

Cash flows from financing activities:
Proceeds from notes payable	374,645	-
Payments on notes payable	(7,032)	-

Net cash provided by financing activities	367,613	-

Net increase (decrease) in cash	236,863	(54,440)
Cash at the beginning of the year	254,776	309,216

Cash at the end of the year	$491,639	$254,776
Supplemental disclosure:
Cash paid for income taxes	$1,236	$800
Cash paid for interest	$1,079	$-
Non-cash investing and financing transactions:
Right-of-use asset obtained in exchange for lease obligations	$-	$88,325

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. At December 31, 2020 and 2019 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2020 and 2019.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2020 and 2019, the Company reviewed the intangible assets and determined that no impairment was required.

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

Foreign Currency Translation

The Company derives a portion of its revenue from foreign countries, but customers pay in U.S. Dollars. Therefore, no adjustments are required in the accompanying consolidated financial statements for foreign currency transactions.

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

The Company had stock-based compensation expense recognized in its consolidated statements of operations of $41,667 and $57,999 for the years ended December 31, 2020 and 2019 respectively.

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

For the years ended December 31, 2020 and 2019, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2020 and 2019.

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

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2020 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $269,582 for the year ended December 31, 2020. As of December 31, 2020, the Company had a working capital deficit of $668,493 and a total stockholders’ deficit of $673,797. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support the Company’s business plan. However, management is currently evaluating alternative financing sources to fund the Company’s current business plan should cash provided by operations be insufficient.

The Company’s ability to continue as a going concern is dependent upon successfully executing its plans to attain a successful level of operations. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2020	2019

Vehicle	$46,609	$-
Computer equipment	7,170	7,971
Office furniture and equipment	8,613	10,055
Total	62,392	18,026
Less accumulated depreciation and amortization	(18,869)	(8,463)

Net	$43,523	$9,563

Depreciation expense was $11,179 and $3,488 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2020	2019

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated amortization	(299,200)	(207,720)

Net	$158,200	$249,680

Amortization expense was $91,480 for the years ended December 31, 2020 and 2019.

The intangible assets are amortized on a straight-line basis over an estimated useful life of 5 years. Estimated annual aggregate amortization expense for the intangible assets subsequent to 2020 is as follows:

2021	$91,480
2022	66,720

Total	$158,200

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have one operating lease related to our office space in Texas with a remaining lease terms of 3 years. We recognized $34,200 in operating lease costs for the years ended December 31, 2020 and 2019.

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

Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2020 and 2019, we did not have any short-term leases.

The tables below present financial information associated with our lease. This information is only presented as of, and for the year ended, December 31, 2019. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	December 31, 2020	December 31, 2019

Right-of-use assets	Other assets	$32,417	$61,762
Current lease liabilities	Other current liabilities	32,417	29,345
Non-current lease liabilities	Other long-term liabilities	-	32,417

As of December 31, 2020, our maturities of our lease liability are as follows:

2021	$34,200
Total	$34,200
Less: Imputed interest	(1,783)
Present value of lease liabilities	$32,417

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at December 31:

	2020	2019
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	186,450	186,450
Convertible note payable to Mick Donahoo, non-Interest bearing, maturing on December 31, 2021	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	43,193	-
Paycheck Protection Program loan, payable to Financial institution, 1% interest, principal and interest deferred six months, payments starting in November, 2020, due in 2022	174,420	-
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	-

Total notes payable	$747,438	$379,825
Less current portion	525,175	-

Notes payable, net of current portion	$222,263	$379,825

On April 30, 2020, the Company received a U.S. Small Business Administration Loan under the Paycheck Protection Program (PPP Loan) primarily for payroll costs related to the COVID-19 crisis in the amount of $174,420. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date two years from the date of the funding of the loan and no payments are due for six months. Pursuant to the terms of the PPP Loan, the Company may apply for forgiveness of the amount due on the PPP Loan in an amount equal to the sum of the following costs incurred by the Company during the 8-week period (or any other period that may be authorized by the U.S. Small Business Association) beginning on the date of first disbursement of the loan: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 25% of the amount forgiven can be attributable to non-payroll costs. The Company has not yet applied for forgiveness of the full loan amount, and the payments are currently in a deferred and not due status.

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2020 and 2019. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2020 and 2019. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution in capital. Imputed interest expense on notes payable – related party was $38,088 and $37,983 for the years ended December 31, 2020 and 2019, respectively.

Future maturities of notes payable as of December 31, 2020 are as follows:

2021	$525,175
2022	48,735
2023	12,807
2024	13,868
2025	6,115
Thereafter	140,738
Notes Payable	$747,438

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of December 31, 2020 and 2019. There was no common stock activity during years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of December 31, 2020 and 2019, there were 2,480,482 shares of Series B preferred and 4,355,000 shares of Series C preferred stock issued and outstanding.

Series A Preferred Stock

The Company’s Series A Preferred Stock has 1,000 shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) the shares are automatically redeemed by the Company in the event: (a) Mr. Holland is no longer an officer, director or consultant with the Company, or (b) the Company’s common stock is listed on a national exchange, if the listing rules require the shares to be eliminated; (v) no call rights by the Company; (vi) non-transferable; and (vii) the aggregate 1,000 shares have votes equal to 51% of the then-outstanding voting rights of the Company (including all common stock and any other series of preferred stock) on any matter properly brought before the Company’s stockholders for a vote. There was no Series A Preferred Stock activity during years ended December 31, 2020 and 2019.

Series B Preferred Stock

The Company’s Series B preferred stock has 2,700,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights. The holders of the Series B preferred stock cannot convert their shares of Series B preferred stock if such conversion would cause the holder to beneficially own more than 4.99% of our then-outstanding common stock. There was no Series B Preferred Stock activity during years ended December 31, 2020 and 2019.

Series C Preferred Stock

The Company’s Series C Preferred Stock has 4,500,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) each shares votes on an “as converted” basis, such that each share currently has 50 votes on all matters brought before the Company’s common stockholders for a vote. There was no Series C Preferred Stock activity during years ended December 31, 2020 and 2019.

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

On December 18, 2019, our Board of Directors granted options to purchase an additional 6,250,000 shares of our common stock. All options have an exercise price of $0.020 and a ten-year expiration. 3,750,000 options to purchase stock were issued to Mick Donahoo, our CFO, and the remaining 2,500,000 shares were issued to employees or independent consultants.

As of December 31, 2020 and 2019, there were 7,762,821 and 1,512,821 stock options, respectively, outstanding under the 2017 Stock Option Plan.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of December 31, 2020 and 2019, there were zero and 5,600 stock options, respectively, outstanding under the 2006 Stock Option Plan.

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

The Company recorded stock-based compensation expense of $41,667 and $57,999 during the years ended December 31, 2020 and 2019. As of December 31, 2020, future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations totaled $41,667.

A summary of the status of the stock options issued by the Company under both plans as of December 31, 2020, and changes during the years ended December 31, 2019 and 2020 is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	1,518,421	$0.076

Granted	6,250,000	0.020
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2019	7,768,421	$0.031

Granted	-	-
Canceled / Expired	(5,600)	$10.00
Exercised	-	-

Outstanding, December 31, 2020	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2020 and 2019. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2020 and 2019. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its California office facilities on a month-to-month lease with either party having the option to terminate with 30 days’ notice.

The Company also leases its Texas office facilities pursuant to a long-term operating lease agreement requiring an initial deposit of $2,850 and 36 monthly payments of $2,850 commencing January 2019 through December 2021. See Note 6 for more details.

Total rent expense under all operating leases was $51,926 and $51,876 for the years ended December 31, 2020 and 2019, respectively.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB, and any related interpretations of those standards sanctioned by the FASB. Accordingly, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The provision for income taxes was $0 and $800 for the years ended December 31, 2020 and 2019, respectively.

For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2037. The net operating loss as of December 31, 2020 and 2019 was $4,749,635 and $4,711,990, respectively. The Company experienced a Section 382 change of ownership in connection with the Merger in 2017, thereby subjecting net operating loss carryovers generated previously to limitations on utilization. To-date, these limitations have not had an impact on the Company’s reported income tax.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2020	2019

Deferred tax asset	$1,535,448	$1,501,638
Valuation allowance	(1,535,448)	(1,501,638)

Net	$-	$-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2020 and 2019, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

In November 2020, the Company closed an Internal Revenue Service tax audit for 2015 and 2016. The Company had previously reserved for these amounts and has negotiated a payment plan to repay these amounts, plus penalties and interest. The years open to examination by taxing authorities vary by jurisdiction; no years prior to 2018 are open.

NOTE 12 – SUBSEQUENT EVENTS

On January 25, 2021, subsequent to year end, the company received an additional PPP Loan in the amount of $174,421. This loan has a fixed interest rate of 1%, a maturity date five years from the date of the funding of the loan. Payments are deferred until the date on which the Small Business Administration remits the amount of forgiveness. Terms of this loan are governed by the Paycheck Protection Program and similar to the above PPP Loan.

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and believes there are no additional subsequent events to report.

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2020, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in the 2013 Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, we determined that there was a control deficiency that constituted a material weakness:

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

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2020.

ITEM 9B – OTHER INFORMATION

As noted in our previous filings, the Company was under an Internal Revenue Service tax audit for 2015 and 2016. The Company underwent negotiations related to those tax matters with the taxing authorities and reached an agreement related to all matters contained in tax periods open to examination. The final assessment for 2015 and 2016 (including penalties, interest and payment setup fees) was $25,779.30. The Company had already accrued a tax liability for most of that assessment, but an additional accrual of $5,474 was entered and expensed in the 4th Quarter to bring the balance to $25,779.30. The final agreement allows the Company to pay $500 per month for the next 55 months with a final payment of $133.50 to be made in July of 2025 to settle the outstanding tax liability, including penalties and interest.

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

Name	Age	Position

Craig Holland	60	Chief Executive Officer, Chief Creative Officer, and Director

Robert D. Vardeman, Jr.	45	President and Director

Mick Donahoo	51	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

Robert D. Vardeman	67	Director

Craig Holland co-founded Freeze Tag in October 2005. Prior to founding Freeze Tag, Craig founded Thumbworks, a publisher of mobile gaming applications, in January 2002 and served as the CEO of Thumbworks from its formation until its acquisition by In-Fusio, a mobile game publisher and mobile entertainment platform provider in January 2005. As CEO of Thumbworks, Mr. Holland drove the organization’s strategic direction, overseeing carrier relations, business development and licensing initiatives which led to partnerships with some of the world’s leading brands such as Etch A Sketch®, Nickelodeon, Suzuki, Paramount Pictures, and Honda. Prior to founding Thumbworks, Mr. Holland founded Nine Dots, an interactive marketing firm in North America whose clients included a number of high-profile consumer brands such as Nestle, Quaker Oats, Qualcomm and General Motors, in 1992. Mr. Holland served as the CEO of Nine Dots from its formation until its sale to CyberSight, a Canadian-based interactive marketing company, in September 2000. Mr. Holland holds an MBA with an emphasis in Marketing from the University of Southern California (USC) and a Bachelor of Arts in English Literature from the University of California at Los Angeles (UCLA).

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

Mick Donahoo co-founded Freeze Tag in October 2005 and in his role as COO, Mr. Donahoo oversees product planning, design, and software development of all games and technology. With over 25 years of technology experience, Mr. Donahoo has produced over 25 mobile games distributed via 20 worldwide wireless carriers. Prior to founding Freeze Tag, Mr. Donahoo led North American development for Thumbworks and following its acquisition, by In-Fusio, oversaw overseas engineering teams located in Taiwan, Thailand, India, Russia, and Korea. Prior to In-Fusio, Mick was a consulting executive at Ernst & Young, LLP in the Financial Services and Aerospace and Defense industries architecting and developing large-scale, three-tiered client/server applications. Mick holds a Bachelor of Science degree in Business and Management Information Systems from Brigham Young University.

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

During the most recent fiscal year, to the Company’s knowledge, there were no failures to timely file Section 16(a) forms

Board Meetings and Committees

During the 2020 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2020, and 2019, and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2020	159,600	-	-	-	-	-	-	159,600
CEO	2019	159,600	-	-	-	-	-	-	159,600
	2018	155,680	-	-	-	-	-	-	155,680

Robert D. Vardeman, Jr.	2019	110,000	-	-	-	-	-	-	110,000
President	2018	110,000	-	-	-	-	-	-	110,000
	2017	111,077	-	-	-	-	-	-	111,077

Mick Donahoo*	2020	159,600	-	-	-	-	-	-	159,600
CFO	2019	159,600	-	-	75,000	-	-	-	234,600
	2018	155,680	-	-	-	-	-	-	155,680

*See Item 5 Non-qualified Stock Option plan for additional information

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

Robert D. Vardeman, Jr.	-	-	-	-	-	-	-

Robert D. Vardeman	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mick Donahoo	1,025,641	-	-	0.039	12/05/27	-	-	-	-
Mick Donahoo	2,475,000	1,237,500	-	0.020	12/18/29	-	-	-	-

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2021, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares		Percent of Class	Percent of Total Voting Rights(6)

Craig Holland (2)(3)	CEO, CCO and Director	50,876,692	(4)	52.8%	14.1%

Rob Vardeman (2)(3)	President and Director	-0-		0%	0%

Mick Donahoo (2)(3)	CFO, Secretary and Director	13,790,698	(5)	14.3%	.8%

Don Vardeman (2)(3)	Director	-0-		0%	0%

All Officers and Directors as a Group (4 persons)		64,667,390	(4)-(5)	67.1%	14.9%

(1)	As of March 31, 2021, there were 75,056,123 shares of common stock outstanding (post reverse stock split). Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4)	Includes 41,207,942 shares of common stock, and 9,668,750 shares of common stock underlying convertible promissory notes.

(5)	Includes 2,195,057 shares of common stock, 9,332,500 shares of common stock underlying a convertible promissory note, 1,025,641 shares of common stock underlying vested stock options, which has an exercise price of $0.039 per share, and 1,237,500 shares of common stock underlying vested stock options, which has an exercise price of $0.02 per share.

(6)	Calculated based on the total votes currently outstanding (does not include votes from shares underlying promissory notes, options or warrants). As of March 31, 2021, there was a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

Series C Preferred Stock(1)

Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Rights(4)

Craig Holland (2)(3)	CEO, CCO and Director	-0-	0%	0%

Rob Vardeman (2)(3)	President and Director	2,659,128	61.1%	45.4%

Mick Donahoo (2)(3)	CFO, Secretary and Director	-0-	0%	0%

Don Vardeman (2)(3)	Director	339,174	7.9%	5.7%

Scott Foster 1441 Redbud Blvd, Ste 201 McKinney, TX 75069	5% Shareholder	868,287	20.0%	14.82%

Chris Pick 1441 Redbud Blvd, Ste 201 McKinney, TX 75069	5% Shareholder	325,607	7.50%	5.5%

All Officers and Directors as a Group (4 persons)		2,998,272	68.8%	51.1%

(1)	As of March 31, 2021, there were 4,355,000 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible and votes at 50 to 1. Shares of Series C Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4)	Calculated based on a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

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

As of December 31, 2020, and 2019, we owed a total of $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer under these related party notes payable.

Imputed interest expense on the related party notes payable, calculated at 10% per annum, totaled $38,088 and $37,983 for the years ended December 31, 2020 and 2019, respectively. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

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

Stock Options

On August 2, 2010, we granted Craig Holland, our President, Chief Executive Officer, and a Director, options to purchase up to 115,000 shares of our common stock at an exercise price of $0.11 per share, which after the reverse merger in 2017 is now 1,150 shares at an exercise price of $11.00 per share. The options were granted under the Freeze Tag, Inc. 2006 Stock Plan, which was terminated in 2016. The options expired in 2020.

On December 5, 2017, we granted Mick Donahoo, our Chief Financial Officer, and a Director, options to purchase up to 1,025,641 shares of our common stock at an exercise price of $0.039 per share. The options were granted under the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan and were issued in lieu of $40,000 of accrued vacation time. The options expire in December 2027.

On December 18, 2019, our Board of Directors granted options to purchase an additional 6,250,000 shares of our common stock at an exercise price of $0.020, with options to purchase 3,750,000 shares granted to Mick Donahoo, our Chief Financial Officer, and the other options to purchase 2,500,000 shares granted to other employees and consultants. The options expire in December 2029.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2020 and 2019, M&K CPAS, PLLC charged us $43,000 and $43,000, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2020 and 2019, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2020 and 2019, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2020 and 2019, 100% was approved by the entire Board of Directors.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (8)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

21.1(13)	Subsidiaries of Freeze Tag Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on February 4, 2014.

(3)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(7)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

(10)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2017.

(11)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on July 31, 2017.

(12)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on April 11, 2018

(13)	Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: March 31, 2021		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2021		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2021		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director and Chief Executive Officer

Dated: March 31, 2021		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer

Dated: March 31, 2021		/s/ Rob Vardeman
	By:	Rob Vardeman
	Its:	Director and President

Dated: March 31, 2021		/s/ Don Vardeman
	By:	Don Vardeman
	Its:	Director

