Form 10-Q
period 2021-03-31
Freeze Tag, Inc.
filed 2021-05-17
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2021, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED MARCH 31, 2021

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

The results for the period ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash	$655,400	$491,639
Accounts receivable	22,175	11,471
Prepaid expenses and other current assets	15,996	12,621
Total current assets	693,571	515,731

Property and equipment, net	40,567	43,523
Intangible assets, net	135,330	158,200
Other assets	27,463	35,267

Total assets	$896,931	$752,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$142,169	$138,731
Accrued expenses	489,630	480,358
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	188,443	145,350
Other current liabilities	24,613	32,417
Total current liabilities	1,232,223	1,184,224

Notes payable, net of current portion	351,191	222,263
Other long-term liabilities	18,678	20,031
Total liabilities	1,602,092	1,426,518

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,192,977	9,173,194
Common stock payable	16,800	16,800
Accumulated deficit	(9,915,758)	(9,864,611)
Total stockholders’ deficit	(705,161)	(673,797)

Total liabilities and stockholders’ deficit	$896,931	$752,721

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$505,856	$403,490

Operating costs and expenses:
Cost of sales	58,277	63,914
Selling, general and administrative expenses	487,031	443,533

Total operating costs and expenses	545,308	507,447

Loss from operations	(39,452)	(103,957)

Other income (expense):
Interest expense, net	(11,695)	(10,090)

Total other income (expense)	(51,147)	(10,090)

Net loss	$(51,147)	$(114,047)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	75,056,123

Loss per common share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,093,439	$16,800	$(9,595,029)	$(483,970)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	9,470
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	(114,047)	(114,047)

Balance, March 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,113,326	$16,800	$(9,709,076)	$(578,130)

Balance, December 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,173,194	$16,800	$(9,864,611)	$(673,797)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	9,366
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	(51,147)	(51,147)

Balance, March 31, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,192,977	$16,800	$(9,915,758)	$(705,161)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(51,147)	$(114,047)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,826	23,743
Imputed interest expense	9,366	9,470
Stock-based compensation	10,417	10,417
Loss on disposal of assets	-	801
Changes in operating assets and liabilities:
Accounts receivable	(10,704)	(571)
Prepaid expenses and other current assets	(3,375)	7,033
Accounts payable	3,438	(23,711)
Accrued expenses	9,272	25,327
Other current liabilities	(1,353)	(20,370)

Net cash used by operating activities	(8,260)	(81,908)

Cash flows from investing activities:
Purchase of property and equipment	-	(46,609)

Net cash used by investing activities	-	(46,609)

Cash flows from financing activities:
Proceeds from notes payable	174,421	50,225
Payments on notes payable	(2,400)	-

Net cash provided by financing activities	172,021	50,225

Net increase (decrease) in cash	163,761	(78,292)
Cash at the beginning of the period	491,639	254,776

Cash at the end of the period	$655,400	$176,484

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$303	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2021

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

The Company had stock-based compensation expense recognized in its statements of operations of $10,417 for the three months ended March 31, 2021 and 2020.

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

For the three months ended March 31, 2021 and 2020, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at March 31, 2021 and December 31, 2020.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net loss of $51,147 and used net cash of $8,260 in operations for the three months ended March 31, 2021. As of March 31, 2021, the Company had a working capital deficit of $538,652 and a total stockholders’ deficit of $705,161. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2021	December 31, 2020

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(21,825)	(18,869)

Net	$40,567	$43,523

Depreciation expense was $2,956 and $873 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2021	December 31, 2020

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(322,070)	(299,200)

Net	$135,330	$158,200

Amortization expense was $22,870 for the three months ended March 31, 2021 and 2020.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2021	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2021	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	40,793	43,193
Paycheck Protection Program loan, payable to Financial institution, 1% interest, principal and interest deferred six months, payments starting in November, 2020, due in 2022	174,420	174,420
Paycheck Protection Program loan, payable to Financial institution, 1% interest, principal and interest deferred six months, payments starting in December, 2021, due in 2026	174,421	-
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	150,000

Total notes payable	$919,459	$747,438
Less current portion	568,268	525,175

Notes payable, net of current portion	$351,191	$222,263

On April 30, 2020, the Company received a U.S. Small Business Administration Loan under the Paycheck Protection Program (PPP Loan) primarily for payroll costs related to the COVID-19 crisis in the amount of $174,420. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date two years from the date of the funding of the loan and no payments are due for six months. Pursuant to the terms of the PPP Loan, the Company may apply for forgiveness of the amount due on the PPP Loan in an amount equal to the sum of the following costs incurred by the Company during the 8-week period (or any other period that may be authorized by the U.S. Small Business Association) beginning on the date of first disbursement of the loan: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 25% of the amount forgiven can be attributable to non-payroll costs. The Company applied for loan forgiveness in 2021.

On January 25, 2021, the Company received an additional PPP Loan in the amount of $174,421. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date five years from the date of the funding of the loan and no payments are due for six months. Other terms are consistent with the first PPP loan.

On May 18, 2020, the Company received an additional U.S. Small Business Administration Loan (SBA Loan) in the amount of $150,000 to alleviate continued economic injury caused by the COVID-19 crisis. The SBA Loan has a fixed interest rate of 3.75% and matures in thirty years from the date of the loan. Payments begin twelve months from the effective date in a fixed amount of $731 per month. All payments will be applied to interest first. This loan is secured by the general assets of the Company.

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2021 and 2020. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of March 31, 2021 and 2020. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2021 and 2020, total imputed interest expense was $9,366 and $9,470, respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of March 31, 2021 are as follows:

December 31,	Amount
2021	$526,264
2022	90,596
2023	54,668
2024	55,729
2025	47,976
Thereafter	144,226
Notes Payable	$919,459

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of March 31, 2021.

There was no common stock activity during the three months ended March 31, 2021 and March 31, 2020.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of March 31, 2021 and 2020, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the three months ended March 31, 2021 and March 31, 2020.

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

There was no Series C preferred stock activity during the three months ended March 31, 2021 and March 31, 2020.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of March 31, 2021 and 2020, there were zero and 5,600 stock options, respectively, outstanding under the 2006 Stock Option Plan.

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

The Company recognized $10,417 of stock-based compensation during the three months ended March 31, 2021 and 2020. As of March 31, 2021, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $31,250.

A summary of the status of the stock options issued by the Company under both plans as of March 31, 2021, and changes during three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2020	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2021	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the three months ended March 31, 2021 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as any cautionary language in this Quarterly Report on Form 10-Q and our last Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel. As noted in our risk factors in our Annual Report on Form 10-K for year ended December 31, 2020, we are also closely monitoring the ongoing COVID-19 pandemic and its effects on our business, as well as its effects on general market and economic conditions.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net loss of $51,147 and used net cash of $8,260 in operations for the three months ended March 31, 2021. As of March 31, 2021, the Company had a working capital deficit of $538,652 and a total stockholders’ deficit of $705,161. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2021 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations for Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

Revenues

Our revenues for the three months ended March 31, 2021 of $505,856 were up $102,366 from revenues of $403,490 for the three months ended March 31, 2020. The primary reason for the increase in revenues year over year was due to increased revenues in our broader portfolio of apps and product offerings, including increases in the use of our re-built Eventzee app.

Cost of Sales

Cost of sales decreased $5,637 to $58,277 for the three months ended March 31, 2021 from $63,914 for the three months ended March 31, 2020. The decrease was a mainly a result of decreased physical product costs, and product support costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $43,498 to $487,031 for the three months ended March 31, 2021 from $443,533 for the three months ended March 31, 2020. The increase is primarily due to an increase in marketing, postage, insurance, salary and programming expenses, offset by a decrease in accounting fees.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2021 of ($11,695) was $1,605 higher than other income (expense) of ($10,090) for the three months ended March 31, 2020. The change is primarily driven by an increase in interest expense.

Net Loss

As a result of the above, we reported a net loss of $51,147 for the three months ended March 31, 2021 compared to a net loss of $114,047 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Introduction

As of March 31, 2021, we had current assets of $693,571, including cash of $655,400, and current liabilities of $1,232,223, resulting in a working capital deficit of $538,652. In addition, we had a total stockholders’ deficit of $705,161 at March 31, 2021.

During the three months ended March 31, 2021, we used net cash of $8,260 from operating activities. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $8,260 in operating activities for the three months ended March 31, 2021. A net loss of $51,147, an increase in accounts receivable of $10,704, an increase in prepaid and other assets of $3,375 and a decrease in other liabilities of $1,353 were partially offset by non-cash expenses of $45,609, and increases of AP of $3,438 and accrued expenses of $9,272.

By comparison, we used net cash of $81,908 in operating activities for the three months ended March 31, 2020 mainly as a result of a net loss of $114,047 and decreases of our accounts payable of $23,711 and other current liabilities of $20,370. These uses of cash were partially offset by a decrease of our prepaid expenses and other assets of $7,033 and increases in our accrued expenses of $25,327.

We used $46,609 for the purchase of property and equipment for the three months ended March 31, 2020.

Financing activities provided net cash of $172,021 for the three months ended March 31, 2021 primarily driven by a new PPP loan to alleviate the impact of the COVID-19 crisis. Financing activities provided cash of $50,225 for the three months ended March 31, 2020, related to auto financing.

Notes Payable – Related Party

As of March 31, 2021, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2021. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2021, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (8)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

21.1 (13)	Subsidiaries of Freeze Tag, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: May 17, 2021	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

