Form 10-Q
period 2021-09-30
Freeze Tag, Inc.
filed 2021-11-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 15, 2021, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2021

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

The results for the period ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash	$713,465	$491,639
Accounts receivable	13,695	11,471
Prepaid expenses and other current assets	14,510	12,621
Total current assets	741,670	515,731

Property and equipment, net	34,971	43,523
Intangible assets, net	89,590	158,200
Other assets	148,586	35,267

Total assets	$1,014,817	$752,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$134,816	$138,731
Accrued expenses	500,108	480,358
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	34,250	145,350
Other current liabilities	8,409	32,417
Total current liabilities	1,064,951	1,184,224

Notes payable, net of current portion	326,123	222,263
Other long-term liabilities	15,941	20,031
Total liabilities	1,407,015	1,426,518

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,232,854	9,173,194
Common stock payable	16,800	16,800
Accumulated deficit	(9,642,672)	(9,864,611)
Total stockholders’ deficit	(392,198)	(673,797)

Total liabilities and stockholders’ deficit	$1,014,817	$752,721

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$517,158	$473,137	$1,576,826	$1,312,692

Operating costs and expenses:
Cost of sales	76,128	64,979	202,254	186,852
Selling, general and administrative expenses	401,961	438,121	1,290,532	1,321,749

Total operating costs and expenses	478,089	503,100	1,492,786	1,508,601

Income (loss) from operations	39,069	(29,963)	84,040	(195,909)

Other income (expense):
Gain on debt extinguishment	-	-	174,420	-
Other income	-	25,013	-	26,513
Interest expense, net	(12,311)	(10,538)	(36,521)	(31,600)

Total other income (expense)	(12,311)	14,475	137,899	(5,087)

Net income (loss)	$26,758	$(15,488)	$221,939	$(200,996)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	94,810,241	75,056,123	95,480,605	75,056,123

Income (loss) per common share – basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,173,194	$16,800	$-	$(9,864,611)	$(673,797)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	9,366
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	-	(51,147)	(51,147)

Balance, March 31, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,192,977	$16,800	$-	$(9,915,758)	$(705,161)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,469	-	-	-	9,469
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net income	-	-	-	-	-	-	-	-	-	-	-	246,328	246,328

Balance, June 30, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,212,863	$16,800	$-	$(9,669,430)	$(438,947)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,574	-	-	-	9,574
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net income	-	-	-	-	-	-	-	-	-	-	-	26,758	26,758

Balance, September 30, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,232,854	$16,800	$-	$(9,642,672)	$(392,198)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2019	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,093,439	$16,800	$-	$(9,595,029)	$(483,970)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	-	(114,047)	(114,047)

Balance, March 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,113,326	$16,800	$-	$(9,709,076)	$(578,130)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470
Stock-based compensation	-	-	-	-	-	-	-	-	10,416	-	-	-	10,416
Net loss	-	-	-	-	-	-	-	-	-	-	-	(71,416)	(71,461)

Balance, June 30, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,133,212	$16,800	$-	$(9,780,537)	$(629,705)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,574	-	-	-	9,574
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	-	(15,488)	(15,488)

Balance, September 30, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,153,203	$16,800	$-	$(9,796,025)	$(625,202)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$221,939	$(200,996)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	77,162	76,664
Imputed interest expense	28,409	28,514
Stock-based compensation	31,251	31,250
Loss on disposal of assets	-	801
Forgiveness of debt	(174,420)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,224)	(2,197)
Prepaid expenses and other current assets	(2,742)	4,146
Accounts payable	(3,915)	(10,797)
Accrued expenses	19,750	44,123
Other current liabilities	(4,090)	(20,370)

Net cash provided by (used by) operating activities	191,120	(48,862)

Cash flows from investing activities:
Capitalized software costs	(136,474)	-
Purchase of property and equipment	-	(46,609)

Net cash used by investing activities	(136,474)	(46,609)

Cash flows from financing activities:
Proceeds from notes payable	174,421	374,645
Payments on notes payable	(7,241)	(4,651)

Net cash provided by financing activities	167,180	369,994

Net increase in cash	221,826	274,523
Cash at the beginning of the period	491,639	254,776

Cash at the end of the period	$713,465	$529,299

Supplemental disclosure:
Cash paid for income taxes	$800	$-
Cash paid for interest expense	$275	$756

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2021

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

Property and Equipment

Property and equipment are stated at cost and is depreciated or amortized using the straight-line method over the estimated useful life of the related asset as follows:

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

The Company had stock-based compensation expense recognized in its statements of operations of $31,251 and $31,250 for the nine months ended September 30, 2021 and 2020, respectively.

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

For the three months and nine months ended September 30, 2021, the diluted weighted average number of shares is 94,810,241 and 95,480,605 while the basic weighted average number of shares is 75,056,123 because the shares are dilutive due to net income.For the three months and nine months ended September 30, 2020, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at September 30, 2021 and December 31, 2020.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively.

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

At September 30, 2021 and December 31, 2020, the Company had $136,474 and $0 respectively, of capitalized software development costs on the balance sheet. The Company did not recognize amortization expense for the three or nine months ended September 30, 2021 or 2020.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had net income of $221,939 and provided net cash of $191,120 from operations for the nine months ended September 30, 2021. As of September 30, 2021, the Company had a working capital deficit of $291,551 and a total stockholders’ deficit of $392,198. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2021	December 31, 2020

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(27,421)	(18,869)

Net	$34,971	$43,523

Depreciation expense was $8,551 and $8,054 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2021	December 31, 2020

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(367,810)	(299,200)

Net	$89,590	$158,200

Amortization expense was $68,610 for the nine months ended September 30, 2021 and 2020.

NOTE 6 – CAPITALIZED PRODUCTION COSTS

Capitalized production costs, included in other assets, consists of the following at:

	September 30, 2021	December 31, 2020

Capitalized production costs	$136,474	$-
Accumulated production costs amortization	-	-

Total capitalized productions costs, net	$136,474	$-

The Company recognized no amortization expense for the nine month period ended September 30, 2021 and 2020.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2021	186,450	186,450
Convertible note payable to Mick Donahoo, non-Interest bearing, maturing on December 31, 2021	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	35,952	43,193
Paycheck Protection Program loan, payable to Financial institution, 1% interest, principal and interest deferred six months, payments starting in November, 2020, due in 2022	-	174,420
Paycheck Protection Program loan, payable to Financial institution, 1% interest, principal and interest deferred six months, payments starting in December, 2021, due in 2026	174,421	-
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	150,000

Total notes payable	$740,198	$747,438
Less current portion	414,075	525,175

Notes payable, net of current portion	$326,123	$222,263

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at September 30, 2021 and 2020. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of September 30, 2021 and 2020. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the nine months ended September 30, 2021 and 2020, total imputed interest expense was $28,409 and $28,514, respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of September 30, 2021 are as follows:

December 31,	Amount
2021	$385,762
2022	51,836
2023	54,668
2024	55,729
2025	47,976
Thereafter	144,226
Notes Payable	$740,198

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of September 30, 2021.

There was no common stock activity during the nine months ended September 30, 2021 and September 30, 2020.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of September 30, 2021 and 2020, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the nine months ended September 30, 2021 and 2020.

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

There was no Series C preferred stock activity during the nine months ended September 30, 2021 and 2020.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan, adopted by our Board of Directors in March of 2006, was terminated in the year ended December 31, 2016. As of September 30, 2021 and 2020, there were zero and 5,600 stock options, respectively, outstanding under the 2006 Stock Option Plan.

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

The Company recognized $31,251 and $31,250 of stock-based compensation during the nine months ended September 30, 2021 and 2020; respectively. As of September 30, 2021, future compensation cost related to non-vested stock options not yet recognized in the statements of operations totaled $10,417.

A summary of the status of the stock options issued by the Company under both plans as of September 30, 2021, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2020	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2021	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the nine months ended September 30, 2021 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had net income of $221,939 and provided net cash of $191,120 from operations for the nine months ended September 30, 2021. As of September 30, 2021, the Company had a working capital deficit of $291,551 and a total stockholders’ deficit of $392,198. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2021 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended September 30, 2021 of $517,158 were up $44,021 from revenues of $473,137 for the three months ended September 30, 2020. Revenues for the nine months ended September 30, 2021 of $1,576,826 were up $264,134 from revenues of $1,312,692 for the nine months ended September 30, 2020. The primary reason for the increase in revenues year over year was due to increased revenues in our broader portfolio of apps and product offerings, including increases in the use of our re-built Eventzee app.

Cost of Sales

Cost of sales increased $11,149 to $76,128 for the three months ended September 30, 2021 from $64,979 for the three months ended September 30, 2020. Cost of sales for the nine months ended September 30, 2021 of $202,254 were up $15,402 from cost of sales of $186,852 for the nine months ended September 30, 2020. The increase was a mainly a result of increased infrastructure costs to support our games.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $36,160 to $401,961 for the three months ended September 30, 2021 from $438,121 for the three months ended September 30, 2020. The decrease is primarily due to a decrease in payroll and contract programming expenses due to software capitalization of costs in the quarter, offset by an increase in marketing expenses and insurance costs. Selling, general and administrative expenses for the nine months ended September 30, 2021 of $1,290,532 were down $31,217 from $1,321,749 for the nine months ended September 30, 2020. The decrease is primarily due to a decrease in payroll and contract programming expenses due to software capitalization of costs, offset by an increase in marketing expenses and insurance costs.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2021 of ($12,311) was $26,786 lower than other income (expense) of $14,475 for the three months ended September 30, 2020. Total other income (expense) for the nine months ended September 30, 2021 of $137,899 was up $142,986 from ($5,087) for the nine months ended September 30, 2020.The change is primarily driven by the forgiveness of our first Paycheck Protection Program (PPP) loan in the amount of $174,420. Interest expense and other income (expense) remained relatively stable.

Net Income (Loss)

As a result of the above, we reported net income of $26,758 and $221,939 for the three and nine months ended September 30, 2021 compared to net losses of ($15,488) and ($200,996) for the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

Introduction

As of September 30, 2021, we had current assets of $773,400, including cash of $713,465, and current liabilities of $1,064,951, resulting in a working capital deficit of $291,551. In addition, we had a total stockholders’ deficit of $392,198 at September 30, 2021.

During the nine months ended September 30, 2021, we provided net cash of $191,120 from operating activities. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We provided net cash of $191,120 from operating activities for the nine months ended September 30, 2021. Net income of $221,939, an increase in accrued expenses of $19,750 and non-cash expenses of $136,822 were partially offset by loan forgiveness of $174,420, an increase in accounts receivable and prepaid and other assets of $4,966 and a decrease in accounts payable and other liabilities of $8,005.

By comparison, we used net cash of $48,862 from operating activities for the nine months ended September 30, 2020. A net loss of $200,996, an increase in accounts receivable of $2,197, a decrease in accounts payable of $10,797 and a decrease in other current liabilities of $20,370 were partially offset by non-cash expenses of $137,229, decreases of our current assets of $4,146 and increases of accrued expenses of $44,123.

We used $136,474 for capitalized software development costs the nine months ended September 30, 2021. We used $46,609 for investing activities to purchase of property and equipment during the nine months ended September 30, 2020.

Financing activities provided net cash of $167,180 for the nine months ended September 30, 2021, primarily driven by a new PPP loan to alleviate the impact of the COVID-19 crisis, partially offset by $7,241 of payments related to auto financing. Financing activities for the nine months ended September 30, 2020 provided net cash of $369,994, related to three new loans during the period, the significant portion to alleviate the impact of the COVID-19 crisis.

Notes Payable – Related Party

As of September 30, 2021, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2021. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended September 30, 2021, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: November 15, 2021		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

