Form 10-K
period 2021-12-31
Freeze Tag, Inc.
filed 2022-03-31
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2021: $1,076,206 based on the closing price of $0.034 on June 30, 2021 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐      No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2022, there were 75,056,123 shares of common stock, par value $0.00001, issued and outstanding.

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

Founded by gaming industry veterans, Freeze Tag has launched several successful games over the course of its history. Our current portfolio includes hits such as Munzee®, a social platform with over 10 million locations worldwide and hundreds of thousands of players that blends gamification and geolocation into an experience that rewards players for going places in the physical world, WallaBee®, an addictive collecting game with over 2,000 beautifully drawn digital cards, as well as many social mobile games that provide endless hours of family-friendly fun. We also offer our technology and services to third party businesses that want to leverage mobile gaming in their marketing and branding programs. For example, our Eventzee® solution allows businesses to create private scavenger hunts in physical places such as malls, tradeshows, company events or campuses to create immersive brand experiences.

Our mission is to design, develop and deliver innovative digital entertainment that surprises and delights. Our products bring families together by providing fun to kids of all ages. We also strive to create a workplace environment where creativity and fun can thrive in a demanding industry.

Throughout 2021, we made progress on several objectives including continued development of our Munzee product offering, the expansion of our Eventzee custom scavenger hunt platform, and creation of a new location-based application.

Munzee Development and Live Operations

Munzee continues to be our flagship product. In 2021, our customers were delighted with several new features we added to our Munzee app including:

•	Secret ZeeOps with more difficult missions for our advanced players
•	Capture mulligans to help players going for daily streak badges
•	QRates, Cubimals and QRowbars, a totally new way to play the physical Munzee game
•	Premium membership options available in app
•	Filtered Blasts for Premium members

We also increased our marketing efforts and expanded to new user acquisition sources to help grow and expand our customer base across the world.

Eventzee Development and Expanded Customer Base

We continued to add features to our new and improved Eventzee custom scavenger hunt app including a popular “teams” feature for team building events and our “Party Packs” for customers who want a ready-made solution.

The Eventzee team also continued to add and service high profile clients such as the Charlotte Hornets NBA team, the Miami Zoo, and DTLA, the Downtown Los Angeles marketing organization.

New App for Painted Rocks Hobbyists

Based on consumer research we conducted in 2021, we developed a new location-based app that fills a need for painted rocks creators and finders. Painting rocks with words of kindness or appealing artwork has become a popular hobby for hundreds of thousands of people around the world. Thousands of Facebook groups dedicated to painted rocks are a testament to its popularity.

For enthusiasts who paint and hide rocks for others to find, it is difficult to track the activity of your rock. Painted rock creators want to know who found their rocks, how they reacted when they found it, and whether they kept the rock or re-hid it for others to find. Our new Painted Rocks App manages all of these functions and more. The Painted Rocks App also offers a Rock Locator Map that players can use to find painted rocks hidden in the wild.

While we developed the Painted Rocks App during 2021, we have just launched the live beta in early January 2022. More information on our Painted Rocks App can be found here www.paintedrocksapp.com including links to download the app.

Our Goals for 2022 and Beyond

As we look ahead to 2022, we plan to continue to expand our topline revenue and profit.

We plan to continue expanding our Munzee player base both in the United States and internationally. Our Munzee app development roadmap calls for adding features that will engage players of all ages and should help us expand our player base.

For our Eventzee app, we plan to develop more features designed to allow clients to build and test their own scavenger hunts with ease. Growing the Eventzee customer base is part of a long-term plan to add additional sources of revenue to our top line. The Eventzee platform expansion depends upon business-to-business sales, complementing the consumer-based revenue model of Munzee and other Freeze Tag apps. Eventzee is usually free to play for Eventzee players. Clients pay Freeze Tag a per user licensing fee to use the Eventzee software to create custom-designed events for their participants. The market opportunity for Eventzee services is large with potential clients in a wide array of industries and applications, including cities, tourism centers, parks and zoos, educational institutions, brands and marketing organizations, companies looking for team building tools, and many more. For more information, we refer you to the Eventzee web site: www.eventzeeapp.com.

Since our Painted Rocks App has just gone into its beta phase, 2022 is the year we plan to build an audience and engage with painted rocks enthusiasts across the world.

We recognize that crypto technology, token economics and NFT investments have become a part of the gaming ecosystem. We are actively exploring and developing a strategy to incorporate these new and exciting features into our games. We plan to release more information as soon as our product offerings are solidified.

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

We have also announced our intention to grow through acquisition. The merger with Munzee Inc. is evidence that we are making progress on our intention to grow the business through merging and/or acquiring other companies in our field. During 2021, we continued to focus a great deal of effort on building a successful multi-office and multi-state team, developing communications, reporting, and working relationships to integrate all of the Freeze Tag employees and contractors into a cohesive, thriving worldwide team, and we believe that we are now seeing the benefits of those efforts.

We still feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders.

During 2022 and beyond, we will continue to look for acquisition candidates and propose transactions in cases where it makes sense for both parties and will enhance the value of the company.

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

With the exception of the Eventzee platform, we adhere to the “free-to-play” business model in our currently live Freeze Tag games. In Munzee, players can purchase blast caps to capture virtual munzees deployed near them. WallaBee also offers players a chance to “forage” for honeycombs for free or they may be purchased as in-game items. In all cases, Munzee, WallaBee and some of our other games are games that players can and do play for free, yet by spending money on additional items, the gameplay experience is enhanced.

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

Dynamic Game Engine(s)

Over the years, we have developed proprietary dynamic game engine(s) (Freeze Tag Game Engine(s)) that allows us to make changes to game play and game economies on-the-fly, in most cases, without requiring the download of another update. We also integrate several business analytics packages, and other key game management tools into our games that provide us with real time data to measure detailed player behavior, and respond directly to that behavior. We continue to develop and enhance our own Game Engine(s) which use web-friendly technology that can be easily ported to the most popular mobile platforms, iOS and Android. As our games have become more sophisticated with the need for constant data connection and several points of data required to be associated with physical locations on a map, we have developed server-side tools to handle these requirements.

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

As we make decisions about which Game Engine to employ, here are a few of the things that we look to have:

•	A single codebase that can be easily ported to other platforms
•	Ability to “bolt on” other technologies and codes to easily integrate with other SDK’s, platforms and special needs
•	Interface easily with scalable backend databases and architecture
•	Easily localized into new languages
•	Updates can be pushed to the game allowing us to change things like:

o	adding new characters
o	changing the values in the economy
o	updating text
o	messaging users (in game) about new features
o	instigating a social network-based contest

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

We compete with a continually increasing number of successful location-based mobile game companies, including Niantic (makers of Pokemon Go), Geocaching, Seek, and many others.

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

Government Regulation

Because of our development of Augmented Reality/Geolocation games, and the types of data that we collect in those games, we must be more mindful of government regulations regarding the Children’s Online Privacy Protection Act or COPPA. To protect minors on the Internet (and now mobile devices), U.S. officials passed The Children’s Online Privacy Protection Act (COPPA). Essentially, COPPA governs online data collection of people aged 13 and younger. The COPPA rules define privacy policy requirements, data collection parameters, and the process of acquiring verifiable parental consent. In the past, we have disclosed the information that we collect in Privacy Policies, but now need to focus on getting parental approval for certain types of applications as they relate to children under the age of 13.

Our Employees

We have 12 employees, that work in our offices in Tustin, California, McKinney, Texas, and other remote locations throughout the world. Four of these are managers, one is administrative staff, and the remaining seven are artists, engineers, production staff, etc. We also work with several other artists, engineers, designers, and contractors on an as-needed basis.

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

Importantly during 2020 and 2021, our focus on providing a positive work environment and on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of face coverings, reducing on-site workforce through staggered shifts and schedules, remote working for most employees, and restricting visitor access to our locations. These actions helped minimize the impact of COVID-19 on our workforce.

Description of Property

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $1,250 per month. Our production office in Texas is located at 201 ½ E. Virginia, Suite 8, McKinney, TX 75069 and we are currently in a one-year lease ending December 2022. Our current monthly lease payment is $600 per month.

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

We created net income of $290,339 for the year ended December 31, 2021. As of December 31, 2021, we had a working capital deficit of $293,471 and a total stockholders’ deficit of $303,807. We reported net cash provided by operating activities of $300,080 for the year ended December 31, 2021. Management believes that by implementing cost reductions and continuing to grow our games and user base, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. There can be no assurance that we will be successful in these efforts.

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

Since 2017, we have relied on cash flow from operations to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2021, was $752,826, and our projected monthly expenditures rate is approximately $165,000. For the year ended December 31, 2021, our revenues were $2,136,358.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can better fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

As of December 31, 2021 and 2020, there were 75,056,123 outstanding shares of Common Stock, no outstanding shares of Series A Preferred Stock (“Series A Preferred”), 2,480,482 shares of Series B Preferred Stock (“Series B Preferred”), and 4,355,000 shares of Series C Preferred Stock (“Series C Preferred”). Our officers and directors own a significant portion of our outstanding voting rights on any matters that may be brought before our shareholders for a vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Some of our most successful games are geolocation games, in which the user plays the game while exploring outdoors with certain aspects of the outdoors augmented with gameplay features. With many state and localities requiring or encouraging people to stay at home and/or apply social distancing due to the coronavirus, some of our users did not go outside as much, and, as a result, did not play our geolocation games as much. As a result, users did not purchase the in-game additions, which caused us to experience decreased revenue. Additionally, for some of our games, we host events for our users to attend and play the game together and receive certain promotional items. Many states and localities are limiting the number of people that can be together in any one location to 10 or less people. As a result, we have had to postpone certain events, and will likely have to postpone additional ones in the future, which may decrease both downloads of our games, as well in-game purchases.

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

ITEM 2 - PROPERTIES

Our executive offices are located in Tustin, California, at 18062 Irvine Blvd, Suite 103, Tustin, CA 92780 and are leased on a month-to-month basis at a cost of $1,250 per month. Our production office in Texas is located at 201 ½ E. Virginia, Suite 8, McKinney, TX 75069 and we are currently in a one-year lease ending December 2022. Our current monthly lease payment is $600 per month.

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

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2021 and 2020.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2020	First Quarter	$0.03	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.02	$0.01

2021	First Quarter	$0.08	$0.01
	Second Quarter	$0.05	$0.01
	Third Quarter	$0.04	$0.01
	Fourth Quarter	$0.05	$0.01

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

Holders

As of December 31, 2021, there were 75,056,123 shares of our common stock outstanding held by approximately 128 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2021: $1,076,206 based on the closing price of $0.034 of our common stock on June 30, 2021 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

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

There are currently options outstanding, to purchase 7,762,821 shares of our common stock.

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

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan (the “2006 Plan”). The 2006 Plan terminated during the year ended December 31, 2016. As of December 31, 2021, there were no options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

As of December 31, 2021, we had the following options outstanding:

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

We issued no unregistered securities during the three months ended December 31, 2021

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the year ended December 31, 2021 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel. As noted in our risk factors, we are also closely monitoring the ongoing COVID-19 pandemic and its effects on our business, as well as its effects on general market and economic conditions.

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

 In October 2017, Rob Vardeman, former President of Munzee Inc. joined gaming industry veterans, Craig Holland and Mick Donahoo, to form a stronger and well-rounded Freeze Tag team through a merger. In addition to successful games Freeze Tag has launched previously, the current portfolio of games includes hits such as Munzee, a real-world gaming adventure and social platform with over 8 million locations worldwide and hundreds of thousands of players, WallaBee, an addictive collecting game with over 2,000 beautifully drawn digital cards, and Garfield Go, a Pokemon Go style augmented reality game based on the iconic cat Garfield.

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

 Central to Freeze Tag’s core strategy is capitalizing on fast-growing trends in the mobile applications world, including geofencing and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting location-based experiences in our games. Throughout 2022, we plan to continue to explore opportunities to incorporate geofencing into our applications, and then, when the time is right, we will examine opportunities to introduce advertising opportunities to Freeze Tag clients and customers.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2021 and 2020.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2021 and 2020, the Company reviewed the intangible assets and determined that no impairment was required.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation expense recognized during the requisite services period is based on the value of share-based payment awards after reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed as found in ASC Subtopic 985-20. On a case-by-case basis, certain software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2021 and 2020.

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

For the year ended December 31, 2021, the diluted weighted average number of shares includes 18,991,250 common shares issuable upon conversion of related party convertible debt and 1,886,298 common shares issuable from outstanding stock options. For the years ended December 31, 2020, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

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

Revenues increased $356,625 to $2,136,358 for the year ended December 31, 2021 from $1,779,733 for the year ended December 31, 2020. The increase was due to all of our major games (Munzee, Eventzee, WallaBee, and our other product sales) experiencing greater interest and sales. Our Eventzee app saw over a 200% increase in revenues compared to 2020, due to increased marketing efforts and the newly re-designed app.

Cost of Sales

Cost of sales increased $27,819 to $276,098 for the year ended December 31, 2021 from $248,279 for the year ended December 31, 2020. The increase was a result of increased costs in server and backend technology as our Munzee and Eventzee games increased in the numbers of players using the games, as well as an increase in cost of sales of physical goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $88,101 to $1,694,072 for the year ended December 31, 2021 from $1,782,173 for the year ended December 31, 2020. The decrease was primarily a result of a decrease in payroll expenses and capitalizing some of our production costs, a decrease in general office expenses related to the coronavirus pandemic, partially offset by an increase in marketing expenses.

Other Income (Expense)

Total other income (expense) of $125,605 for the year ended December 31, 2021 was up $144,468 from ($18,863) for the year ended December 31, 2020. The change was primarily driven by the recognition of revenue from the forgiveness of our first PPP loan of $174,420 to aid in business losses caused by the COVID-19 Crisis. The money was received in 2020, but could not be recognized until forgiveness of the loan was approved by the government, which approval of loan forgiveness came in 2021. The remaining amounts relate to interest expense comprised primarily of imputed interest accrued for the entire year on the related party debt. For the year ended December 31, 2021, interest expense of ($48,815) was relatively consistent with prior year amounts. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

Provision for Income Taxes

The provision for income taxes was $1,454 and $0 for the years ended December 31, 2021 and 2020, respectively.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $290,339 and ($269,582) for the years ended December 31, 2021 and 2020, respectively. The net income in 2021 was due to increased revenues from our game sales, recognition of the PPP loan forgiveness, and a decrease in expenses. The net income in 2021 and net loss in 2020 includes non-cash expenses such as imputed interest and impairment expense. Our net loss in 2020 also included increased spending for improvements in the code base of our largest game, a project that is nearing completion.

Liquidity and Capital Resources

Introduction

As of December 31, 2021, we had current assets of $778,471, including cash of $752,826, and current liabilities of $1,071,942, resulting in a working capital deficit of $293,471. In addition, we had a total stockholders’ deficit of $303,807 at December 31, 2021.

From a financial perspective, one of our focuses in 2021 was to improve our cash positions and increase flow management, as well as increasing overall game revenues. Properly managing cash allows the company to move forward in development and growth without borrowing funds from investors or third parties. Freeze Tag management made a concentrated effort on managing cash flow.

During the years ended December 31, 2021 and 2020, operating activities provided (used) $300,080 and ($84,741) net cash, respectively. Management believes that by continuing cost reductions and realizing cost efficiencies, operating cash flows will be sufficient to support our business plan. We will also continue to update and launch new components of our games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash provided by operating activities was $300,080 for the year ended December 31, 2021 mainly as a result of our net income of $290,339, non-cash expenses totaling $182,481 and decreases in accounts payable and accrued expenses of $10,160. These are partially offset by forgiveness of our PPP loan of $174,420, decreases in accounts receivable of $1,699 and other assets of $1,453, and an increase in other liabilities of $5,474.

By comparison, net cash used by operating activities was $84,141 for the year ended December 31, 2020 mainly as a result of our net loss of $269,582, increases in accounts receivable of $1,699, and decreases in accounts payable of $23,745. These are partially offset by non-cash expenses totaling $183,284, decreases in prepaid expenses and other current assets of $5,007, and an increase in accrued expenses of $17,021 and other liabilities of $4,973.

Net cash used by investing activities for the year ended December 31, 2021 was $203,624 as a result of capitalized software. Net cash used by investing activities was $46,009 for the year ended December 31, 2020, comprised of the purchase of property and equipment of $46,609 and $600 of proceeds from the sale of an asset.

Net cash provided by financing activities for the year ended December 31, 2021 and 2020 was $164,731 and $367,613, respectively, related to new loans during the period partially offset by payments on outstanding loans. The significant portion of these new loans was to alleviate the impact of the COVID-19 crisis.

Notes Payable – Related Party

As of December 31, 2021, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2022. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. The fixed conversion price is $0.02 per share.

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

 ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Freeze Tag, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeze Tag, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and consolidated cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 1 to the financial statements, the Company has capitalized software development costs in accordance with ASC 985-20.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2010.

Houston, TX

March 30, 2022

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS

Current assets:
Cash	$752,826	$491,639
Accounts receivable	13,170	11,471
Prepaid expenses and other current assets	12,475	12,621
Total current assets	778,471	515,731

Property and equipment, net	32,173	43,523
Intangible assets, net	66,720	158,200
Other assets	207,927	35,267

Total assets	$1,085,291	$752,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$140,314	$138,731
Accrued expenses	488,935	480,358
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	55,325	145,350
Other current liabilities	-	32,417
Total current liabilities	1,071,942	1,184,224

Notes payable – related party, net of current portion	-	-
Notes payable – net of current portion	302,599	222,263
Other long-term liabilities	14,557	20,031

Total liabilities	1,389,098	1,426,518

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 issued and outstanding at December 31, 2021 and 2020	25	25
Series C; 4,355,000 shares issued and outstanding at December 31, 2021 and 2020	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding at December 31, 2021 and 2020	751	751
Additional paid-in capital	9,252,845	9,173,194
Common stock payable	16,800	16,800
Accumulated deficit	(9,574,272)	(9,864,611)
Total stockholders’ deficit	(303,807)	(673,797)

Total liabilities and stockholders’ deficit	$1,085,291	$752,721

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenues	$2,136,358	$1,779,733

Operating costs and expenses:
Cost of sales	276,098	248,279
Selling, general and administrative expenses	1,694,072	1,782,173

Total operating costs and expenses	1,970,170	2,030,452

Income (loss) from operations	166,188	(250,719)

Other income (expense):
Gain on extinguishment of debt	174,420	-
Interest expense	(48,815)	(44,931)
Other income	-	26,068

Total other income (expense)	125,605	(18,863)

Income (loss) before income taxes	291,793	(269,582)

Provision for income taxes	1,454	-

Net income (loss)	$290,339	$(269,582)

Weighted average number of common shares outstanding – basic	75,056,123	75,056,123
Weighted average number of common shares outstanding – diluted	95,933,671	75,056,123

Net loss per common share – basic and diluted	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2021 and 2020

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, December 31, 2019	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,093,439	$16,800	$(9,595,029)	(483,970)

Imputed interest on related party debt	-	-	-	-	-	-	38,088	-	-	38,088
Stock-based compensation	-	-	-	-	-	-	41,667	-	-	41,667
Net loss	-	-	-	-	-	-	-	-	(269,582)	(269,582)

Balance, December 31, 2020	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,173,194	$16,800	$(9,864,611)	$(673,797)

Imputed interest on related party debt	-	-	-	-	-	-	37,983	-	-	37,983
Stock-based compensation	-	-	-	-	-	-	41,668	-	-	41,668
Net income	-	-	-	-	-	-	-	-	290,339	290,339

Balance, December 31, 2021	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$(9,574,272)	$(303,807)

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$290,339	$(269,582)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	102,830	102,659
Imputed interest on related party debt	37,983	38,088
Stock-based compensation	41,668	41,667
Loss on disposal of assets	-	870
Forgiveness of debt	(174,420)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,699)	(1,699)
Prepaid expenses and other current assets	146	5,007
Other assets	(1,453)	-
Accounts payable	1,583	(23,745)
Accrued expenses	8,577	17,021
Other current and noncurrent liabilities	(5,474)	4,973

Net cash provided (used) by operating activities	300,080	(84,741)

Cash flows from investing activities:
Capitalized software costs	(203,624)	-
Purchase of property and equipment	-	(46,609)
Proceeds from sale of asset	-	600

Net cash used by investing activities	(203,624)	(46,009)

Cash flows from financing activities:
Proceeds from notes payable	174,421	374,645
Payments on notes payable	(9,690)	(7,032)

Net cash provided by financing activities	164,731	367,613

Net increase in cash	261,187	236,863
Cash at the beginning of the year	491,639	254,776

Cash at the end of the year	$752,826	$491,639
Supplemental disclosure:
Cash paid for income taxes	$6,803	$1,236
Cash paid for interest	$1,124	$1,079

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

Revenue Recognition

The Company’s revenues are derived primarily by licensing software products in the form of mobile games for smartphone and tablet platforms. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, the Company satisfies a performance obligation.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. At December 31, 2021 and 2020 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company determined that no allowances for sales returns and doubtful accounts were required at December 31, 2021 and 2020.

Property and Equipment

Property and equipment is stated at cost and is depreciated or amortized using the straight-line method over the estimated useful life of the related asset as follows:

Vehicles	5 years
Computer equipment	5 years
Office furniture and equipment	7 years

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2021 and 2020, the Company reviewed the intangible assets and determined that no impairment was required.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation expense recognized during the requisite services period is based on the value of share-based payment awards after reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company had stock-based compensation expense recognized in its consolidated statements of operations of $41,668 and $41,667 for the years ended December 31, 2021 and 2020 respectively.

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

For the year ended December 31, 2021, the diluted weighted average number of shares includes 18,991,250 common shares issuable upon conversion of related party convertible debt and 1,886,298 common shares issuable from outstanding stock options using the treasury stock method. For the years ended December 31, 2020, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2021 and 2020.

The current assets and current liabilities reported on the Company’s consolidated balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed as found in ASC Subtopic 985-20. On a case-by-case basis, certain software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for years ended December 31, 2021 or 2020.

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

At December 31, 2021 and 2020, the Company had $203,624 and $0 respectively, of capitalized software development costs in other assets on the balance sheet. The Company did not recognize amortization expense in the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company had net income of $290,339 for the year ended December 31, 2021. As of December 31, 2021, the Company had a working capital deficit of $293,471 and a total stockholders’ deficit of $303,807. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2021	2020

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation and amortization	(30,219)	(18,869)

Net	$32,173	$43,523

Depreciation expense was $11,350 and $11,179 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2021	2020

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated amortization	(390,680)	(299,200)

Net	$66,720	$158,200

Amortization expense was $91,480 for the years ended December 31, 2021 and 2020.

The intangible assets are amortized on a straight-line basis over an estimated useful life of 5 years. Estimated annual aggregate amortization expense for the intangible assets subsequent to 2021 is as follows:

2022	$66,720
Total	$66,720

NOTE 6 – LEASES

The Company’s adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires it to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. The Company adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, the Company was not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. The Company elected the ‘package of practical expedients,’ which permitted it to not reassess prior conclusions related to lease identification, lease classification, and initial direct costs, and the Company did not elect the use of hindsight.

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, it includes the option in the determination of the lease term and lease liability. The Company had one operating lease related to it's office space in Texas which ended in December 2021. The Company recognized $32,417 and $34,200 in operating lease costs for the years ended December 31, 2021 and 2020, respectively.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, the Company will use it’s incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2021, the Company has one short-term lease.

The tables below present financial information associated with our lease:

	Balance Sheet Classification	December 31, 2021	December 31, 2020

Right-of-use assets	Other assets	$-	$32,417
Current lease liabilities	Other current liabilities	-	32,417
Non-current lease liabilities	Other long-term liabilities	-	-

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at December 31:

	2021	2020
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2022	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2022	186,450	186,450
Convertible note payable to Mick Donahoo, non-Interest bearing, maturing on December 31, 2022	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	33,503	43,193
Paycheck Protection Program loan(s), payable to financial institution, 1% interest, principal and interest deferred six months, payments starting in November, 2020, due in 2022 (loan for 174,420 forgiven in 2021, loan for 174,421 due in 2022)	174,421	174,420
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in November 2021, due in 2050	150,000	150,000

Total notes payable	$737,749	$747,438
Less current portion	435,150	525,175

Notes payable, net of current portion	$302,599	$222,263

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

On January 25, 2021, the Company received an additional PPP Loan in the amount of $174,421. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date five years from the date of the funding of the loan and no payments are due for six months. Other terms are consistent with the first PPP loan. The Company applied for forgiveness of the full loan amount in January 2022.

On May 18, 2020, the Company received an additional U.S. Small Business Administration Loan (SBA Loan) in the amount of $150,000 to alleviate continued economic injury caused the COVID-19 crisis. The SBA Loan has a fixed interest rate of 3.75% and matures in thirty years from the date of the loan. Payments were scheduled to begin twelve months from the effective date in a fixed amount of $731 per month. All payments will be applied to interest first. This loan is secured by the general assets of the Company. The SBA Loan has since indicated that the first payments are not required to begin until 30 months from the date of the note.

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2021 and 2020. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2021 and 2020. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution in capital. Imputed interest expense on notes payable – related party was $37,983 and $38,088 for the years ended December 31, 2021 and 2020, respectively.

Future maturities of notes payable as of December 31, 2021 are as follows:

2022	$435,150
2023	54,938
2024	55,738
2025	47,987
2026	7,054
Thereafter	136,882
Notes Payable	$737,749

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of December 31, 2021 and 2020. There was no common stock activity during years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of December 31, 2021 and 2020, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

Series A Preferred Stock

The Company’s Series A Preferred Stock has 1,000 shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) the shares are automatically redeemed by the Company in the event: (a) Mr. Holland is no longer an officer, director or consultant with the Company, or (b) the Company’s common stock is listed on a national exchange, if the listing rules require the shares to be eliminated; (v) no call rights by the Company; (vi) non-transferable; and (vii) the aggregate 1,000 shares have votes equal to 51% of the then-outstanding voting rights of the Company (including all common stock and any other series of preferred stock) on any matter properly brought before the Company’s stockholders for a vote. There was no Series A Preferred Stock activity during years ended December 31, 2021 and 2020.

Series B Preferred Stock

The Company’s Series B preferred stock has 2,700,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights. The holders of the Series B preferred stock cannot convert their shares of Series B preferred stock if such conversion would cause the holder to beneficially own more than 4.99% of our then-outstanding common stock. There was no Series B Preferred Stock activity during years ended December 31, 2021 and 2020.

Series C Preferred Stock

The Company’s Series C Preferred Stock has 4,500,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) each shares votes on an “as converted” basis, such that each share currently has 50 votes on all matters brought before the Company’s common stockholders for a vote. There was no Series C Preferred Stock activity during years ended December 31, 2021 and 2020.

Stock Options

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of December 31, 2021 and 2020, there were no stock options outstanding under the 2006 Stock Option Plan.

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. As of December 31, 2021 and 2020, there were 7,762,821 stock options outstanding under the 2017 Stock Option Plan.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests in general and administrative expenses.

The Company recorded stock-based compensation expense of $41,668 and $41,667 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there is no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations.

A summary of the status of the stock options issued by the Company under both plans as of December 31, 2021, and changes during the years ended December 31, 2021 and 2020 is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	7,768,421	$0.031

Granted	-	-
Canceled / Expired	(5,600)	$10.00
Exercised	-	-

Outstanding, December 31, 2020	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2021	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2021 and 2020. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2021 and 2020. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its California office facilities on a month-to-month lease with either party having the option to terminate with 30 days’ notice.

The Company also leases its Texas office facilities pursuant to a one-year operating lease agreement signed in December 2021, requiring an initial deposit of $600 and 12 monthly payments of $600 commencing December 2021. See Note 6 for more details.

Total rent expense under all operating leases was $52,707 and $51,926 for the years ended December 31, 2021 and 2020, respectively.

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

                The provision for income taxes was $1,454 and $0 for the years ended December 31, 2021 and 2020, respectively.

                For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2037. The net operating loss as of December 31, 2021 and 2020 was $4,623,075 and $4,749,635, respectively. The Company experienced a Section 382 change of ownership in connection with the Merger in 2017, thereby subjecting net operating loss carryovers generated previously to limitations on utilization. To-date, these limitations have not had an impact on the Company’s reported income tax.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2021	2020

Deferred tax asset	$1,528,507	$1,535,448
Valuation allowance	(1,528,507)	(1,535,448)

Net	$-	$-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2021 and 2020, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2021, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in the 2013 Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2021.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, we determined that there was a control deficiency that constituted a material weakness:

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

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2021.

ITEM 9B – OTHER INFORMATION

None

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

Name	Age	Position

Craig Holland	61	Chief Executive Officer, Chief Creative Officer, and Director

Robert D. Vardeman, Jr.	46	President and Director

Mick Donahoo	52	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

Robert D. Vardeman	68	Director

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

During the most recent fiscal year, to the Company’s knowledge, there were no failures to timely file Section 16(a) forms.

Board Meetings and Committees

During the 2021 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2021, 2020, and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2021	159,600	500	-	-	-	-	-	160,100
CEO	2020	159,600	-	-	-	-	-	-	159,600
	2019	159,600	-	-	-	-	-	-	159,600

Robert D. Vardeman, Jr.	2021	120,000	500	-	-	-	-	-	120,500
President	2020	110,000	-	-	-	-	-	-	110,000
	2019	110,000	-	-	-	-	-	-	110,000

Mick Donahoo*	2021	159,600	500	-	-	-	-	-	160,100
CFO	2020	159,600	-	-	-	-	-	-	159,600
	2019	159,600	-	-	75,000	-	-	-	234,600

*See Item 5 Non-qualified Stock Option plan for additional information

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

Robert D. Vardeman, Jr.	-	-	-	-	-	-	-

Robert D. Vardeman	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mick Donahoo	1,025,641	-	-	0.039	12/05/27	-	-	-	-
Mick Donahoo	3,750,000	-	-	0.020	12/18/29	-	-	-	-

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2022, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares		Percent of Class	Percent of Total Voting Rights(6)

Craig Holland (2)(3)	CEO, CCO and Director	50,876,692	(4)	60.1%	14.1%

Rob Vardeman (2)(3)	President and Director	-0-		0%	0%

Mick Donahoo (2)(3)	CFO, Secretary and Director	16,303,198	(5)	18.3%	.8%

Don Vardeman (2)(3)	Director	-0-		0%	0%

All Officers and Directors as a Group (4 persons)		67,179,890	(4)-(5)	78.4%	14.9%

(1)

As of March 31, 2022, there were 75,056,123 shares of common stock outstanding (post reverse stock split). Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 18062 Irvine Blvd., Suite 103, Tustin, California 92780.

(4)	Includes 41,207,942 shares of common stock, and 9,668,750 shares of common stock underlying convertible promissory notes.

(5)

Includes 2,195,057 shares of common stock, 9,332,500 shares of common stock underlying a convertible promissory note, 1,025,641 shares of common stock underlying vested stock options, which has an exercise price of $0.039 per share, and 3,750,000 shares of common stock underlying vested stock options, which has an exercise price of $0.02 per share.

(6)

Calculated based on the total votes currently outstanding (does not include votes from shares underlying promissory notes, options or warrants). As of March 31, 2022, there was a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

Series C Preferred Stock(1)

Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Rights(4)

Craig Holland (2)(3)	CEO, CCO and Director	-0-	0%	0%

Rob Vardeman (2)(3)	President and Director	2,659,128	61.1%	45.4%

Mick Donahoo (2)(3)	CFO, Secretary and Director	-0-	0%	0%

Don Vardeman (2)(3)	Director	339,174	7.9%	5.7%

Scott Foster 18062 Irvine Blvd, Ste 103 Tustin, CA 92780	5% Shareholder	868,287	20.0%	14.82%

Chris Pick 18062 Irvine Blvd, Ste 103 Tustin, CA 92780	5% Shareholder	325,607	7.50%	5.5%

All Officers and Directors as a Group (4 persons)		2,998,272	68.8%	51.1%

(1)

As of March 31, 2022, there were 4,355,000 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible and votes at 50 to 1. Shares of Series C Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

On July 25, 2017, we entered into an Amendment No. 1 to a Promissory Note with Craig Holland, our Chief Executive Officer, under which we agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement dated December 31, 2022, and entered into by and between the parties (the “Holland Note”) in order to make the Holland Note non-interest bearing, (ii) make the Holland Note non-convertible, and (iii) waive all interest due and owing under the Holland Note. The description of the Holland Note set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

As of December 31, 2021, and 2020, we owed a total of $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer under these related party notes payable.

Imputed interest expense on the related party notes payable, calculated at 10% per annum, totaled $37,983 and $38,088 for the years ended December 31, 2021 and 2020, respectively. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2021 and 2020, M&K CPAS, PLLC charged us $44,750 and $43,000, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2021 and 2020, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2021 and 2020, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2021 and 2020, 100% was approved by the entire Board of Directors.

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

Freeze Tag, Inc.

Dated: March 31, 2022		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2022		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2022		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director and Chief Executive Officer

Dated: March 31, 2022		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer

Dated: March 31, 2022		/s/ Rob Vardeman
	By:	Rob Vardeman
	Its:	Director and President

Dated: March 31, 2022		/s/ Don Vardeman
	By:	Don Vardeman
	Its:	Director

