Form 10-Q
period 2022-03-31
Freeze Tag, Inc.
filed 2022-05-16
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2022, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED MARCH 31, 2022

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

The results for the period ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$743,909	$752,826
Accounts receivable	14,898	13,170
Prepaid expenses and other current assets	16,433	12,475
Total current assets	775,240	778,471

Property and equipment, net	29,471	32,173
Intangible assets, net	43,850	66,720
Other assets	241,335	207,927

Total assets	$1,089,896	$1,085,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$157,916	$140,314
Accrued expenses	491,689	488,935
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	52,855	55,325
Total current liabilities	1,089,828	1,071,942

Notes payable, net of current portion	302,599	302,599
Other long-term liabilities	14,557	14,557
Total liabilities	1,406,984	1,389,098

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,262,211	9,252,845
Common stock payable	16,800	16,800
Accumulated deficit	(9,596,919)	(9,574,272)
Total stockholders’ deficit	(317,088)	(303,807)

Total liabilities and stockholders’ deficit	$1,089,896	$1,085,291

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$515,916	$505,856

Operating costs and expenses:
Cost of sales	90,237	58,277
Selling, general and administrative expenses	436,278	487,031

Total operating costs and expenses	526,515	545,308

Loss from operations	(10,599)	(39,452)

Other expense:
Interest expense, net	(12,048)	(11,695)

Total other expense	(22,647)	(51,147)

Net loss	$(22,647)	$(51,147)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	75,056,123

Loss per common share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2020	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,173,194	$16,800	$(9,864,611)	$(673,797)

Imputed interest on related party debt	-	-	-	-	-	-	9,366	-	-	9,366
Stock-based compensation	-	-	-	-	-	-	10,417	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	(51,147)	(51,147)

Balance, March 31, 2021	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,192,977	$16,800	$(9,915,758)	$(705,161)

Balance, December 31, 2021	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$(9,574,272)	$(303,807)

Imputed interest on related party debt	-	-	-	-	-	-	9,366	-	-	9,366
Net loss	-	-	-	-	-	-	-	-	(22,647)	(22,647)

Balance, March 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,262,211	$16,800	$(9,596,919)	$(317,088)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,647)	$(51,147)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	25,572	25,826
Imputed interest expense	9,366	9,366
Stock-based compensation	-	10,417
Changes in operating assets and liabilities:
Accounts receivable	(1,728)	(10,704)
Prepaid expenses and other current assets	(3,958)	(3,375)
Accounts payable	17,602	3,438
Accrued expenses	2,754	9,272
Other current liabilities	-	(1,353)

Net cash provided (used) by operating activities	26,961	(8,260)

Cash flows from investing activities:
Capitalized software costs	(33,408)	-

Net cash used by investing activities	(33,408)	-

Cash flows from financing activities:
Proceeds from notes payable	-	174,421
Payments on notes payable	(2,470)	(2,400)

Net cash (used) provided by financing activities	(2,470)	172,021

Net (decrease) increase in cash	(8,917)	163,761
Cash at the beginning of the period	752,826	491,639

Cash at the end of the period	$743,909	$655,400

Supplemental disclosure:
Cash paid for income taxes	$1,500	$-
Cash paid for interest expense	$234	$303

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2022

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

The Company had stock-based compensation expense recognized in its statements of operations of $0 and $10,417 for the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at March 31, 2022 and December 31, 2021.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the three months ended March 31, 2022 or 2021.

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

At March 31, 2022 and 2021, the Company had $237,032 and $0 respectively, of capitalized software development costs in other assets on the balance sheet. The Company did not recognize amortization expense in the three months ended March 31, 2022 and 2021.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net loss of $22,647 and used net cash of $8,917 for the three months ended March 31, 2022. As of March 31, 2022, the Company had a working capital deficit of $314,588 and a total stockholders’ deficit of $317,088. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2022	December 31, 2021

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(32,921)	(30,219)

Net	$29,471	$32,173

Depreciation expense was $2,702 and 2,956 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2022	December 31, 2021

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(413,550)	(390,680)

Net	$43,850	$66,720

Amortization expense was $22,870 for the three months ended March 31, 2022 and 2021.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2022	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2022	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2022	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	31,033	33,503
Paycheck Protection Program loan, payable to financial institution, 1% interest, principal and interest deferred six months, payments starting in December, 2021, due in 2026	174,421	174,421
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	150,000

Total notes payable	$735,279	$737,749
Less current portion	432,680	435,150

Notes payable, net of current portion	$302,599	$302,599

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2022 and 2021. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of March 31, 2022 and 2021. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2022 and 2021, total imputed interest expense was $9,366 for both periods, which was recorded to additional paid-in capital.

Future maturities of notes payable as of March 31, 2022 are as follows:

December 31,	Amount
2022	$432,680
2023	54,938
2024	55,738
2025	47,987
2026	7,054
Thereafter	136,882
Notes Payable	$735,279

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of March 31, 2022.

There was no common stock activity during the three months ended March 31, 2022 and March 31, 2021.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of March 31, 2022 and 2021, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the three months ended March 31, 2022 and March 31, 2021.

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

There was no Series C preferred stock activity during the three months ended March 31, 2022 and March 31, 2021.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of March 31, 2022 and 2021, there were zero stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $0 and $10,417 of stock-based compensation during the three months ended March 31, 2022 and 2021. As of March 31, 2022, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of March 31, 2022, and changes during three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2021	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2022	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the three months ended March 31, 2022 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as any cautionary language in this Quarterly Report on Form 10-Q and our last Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel. As noted in our risk factors in our Annual Report on Form 10-K for year ended December 31, 2021, we are also closely monitoring the ongoing COVID-19 pandemic and its effects on our business, as well as its effects on general market and economic conditions.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net loss of $22,647 and used net cash of $8,917 for the three months ended March 31, 2022. As of March 31, 2022, the Company had a working capital deficit of $314,588 and a total stockholders’ deficit of $317,088. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2022 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations for Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

Revenues

Our revenues for the three months ended March 31, 2022 of $515,916 were up $10,060 from revenues of $505,856 for the three months ended March 31, 2021. The primary reason for the increase in revenues year over year was due to increased revenues in our broader portfolio of apps and product offerings.

Cost of Sales

Cost of sales increased $31,960 to $90,237 for the three months ended March 31, 2022 from $58,277 for the three months ended March 31, 2021. The increase was mainly a result of increased server costs and increased physical product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $50,753 to $436,278 for the three months ended March 31, 2022 from $487,031 for the three months ended March 31, 2021. The decrease is primarily due to an increase in marketing expenses, offset by a decrease in payroll expenses, stock based compensation and rent expense.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2022 of ($12,048) was $353 higher than other income (expense) of ($11,695) for the three months ended March 31, 2021. The change is primarily driven by an increase in interest expense.

Net Loss

As a result of the above, we reported a net loss of $22,647 for the three months ended March 31, 2022 compared to a net loss of $51,147 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Introduction

As of March 31, 2022, we had current assets of $775,240, including cash of $743,909, and current liabilities of $1,089,828, resulting in a working capital deficit of $314,588. In addition, we had a total stockholders’ deficit of $317,088 at March 31, 2022.

During the three months ended March 31, 2022, we used net cash of $8,917. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We provided net cash of $26,961 from operating activities for the three months ended March 31, 2022. A net loss of $22,647 and increases of our accounts receivable of $1,728 and prepaid expenses and other of $3,958 were more than offset non-cash expenses of $34,938 and increases in our accounts payable of $17,602 and accrued expenses of $2,754.

By comparison, we used net cash of $8,260 in operating activities for the three months ended March 31, 2021. A net loss of $51,147, an increase in accounts receivable of $10,704, an increase in prepaid and other assets of $3,375 and a decrease in other liabilities of $1,353 were partially offset by non-cash expenses of $45,609, and increases of AP of $3,438 and accrued expenses of $9,272.

                We used $33,408 for capitalized software development costs the three months ended March 31, 2022.

Financing activities used $2,470 for loan payments for the three months ended March 31, 2022.  For the three months ended March 31, 2021, financing activities provided net cash of $172,021 primarily driven by a new PPP loan to alleviate the impact of the COVID-19 crisis.

Notes Payable – Related Party

As of March 31, 2022, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2022. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2022, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: May 16, 2022	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

