Form 10-Q
period 2022-06-30
Freeze Tag, Inc.
filed 2022-08-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2022, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED JUNE 30, 2022

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

The results for the period ended June 30, 2022 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$723,155	$752,826
Accounts receivable	13,892	13,170
Prepaid expenses and other current assets	13,996	12,475
Total current assets	751,043	778,471

Property and equipment, net	25,936	32,173
Intangible assets, net	20,980	66,720
Other assets	267,429	207,927

Total assets	$1,065,388	$1,085,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$158,485	$140,314
Accrued expenses	492,353	488,935
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	5,017	55,325
Total current liabilities	1,043,223	1,071,942

Notes payable, net of current portion	173,528	302,599
Other long-term liabilities	11,758	14,557
Total liabilities	1,228,509	1,389,098

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,271,681	9,252,845
Common stock payable	16,800	16,800
Accumulated deficit	(9,452,422)	(9,574,272)
Total stockholders’ deficit	(163,121)	(303,807)

Total liabilities and stockholders’ deficit	$1,065,388	$1,085,291

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$492,739	$553,812	$1,008,655	$1,059,668

Operating costs and expenses:
Cost of sales	84,179	67,849	174,416	126,126
Selling, general and administrative expenses	428,792	401,540	865,070	888,571

Total operating costs and expenses	512,971	469,389	1,039,486	1,014,697

Income (loss) from operations	(20,232)	84,423	(30,831)	44,971

Other income (expense):
Gain on debt extinguishment	176,441	174,420	176,441	174,420
Interest expense, net	(11,712)	(12,515)	(23,760)	(24,210)

Total other income (expense)	164,729	161,905	152,681	150,210

Net income	$144,497	$246,328	$121,850	$195,181

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	95,434,147	94,602,929	95,737,164

Income per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$-	$(9,574,272)	$(303,807)
Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	9,366
Net loss	-	-	-	-	-	-	-	-	-	-	-	(22,647)	(22,647)

Balance, March 31, 2022	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,262,211	$16,800	$-	$(9,596,919)	$(317,088)
Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470
Net income	-	-	-	-	-	-	-	-	-	-	-	144,497	144,497

Balance, June 30, 2022	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,271,681	$16,800	$-	$(9,452,422)	$(163,121)

Balance, December 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,173,194	$16,800	$-	$(9,864,611)	$(673,797)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	9,366
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	-	(51,147)	(51,147)

Balance, March 31, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,192,977	$16,800	$-	$(9,915,758)	$(705,161)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,469	-	-	-	9,469
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net income	-	-	-	-	-	-	-	-	-	-	-	246,328	246,328

Balance, June 30, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,212,863	$16,800	$-	$(9,669,430)	$(438,947)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$121,850	$195,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,977	51,494
Imputed interest expense	18,836	18,835
Stock-based compensation	-	20,834
Forgiveness of debt	(176,441)	(174,420)
Changes in operating assets and liabilities:
Accounts receivable	(722)	(11,147)
Prepaid expenses and other current assets	1,929	(5,687)
Accounts payable	18,171	3,328
Accrued expenses	5,438	16,923
Other	(2,799)	(2,716)

Net cash provided by operating activities	38,239	112,625

Cash flows from investing activities:
Capitalized software costs	(62,952)	(65,100)

Net cash used by investing activities	(62,952)	(65,100)

Cash flows from financing activities:
Proceeds from notes payable	-	174,421
Payments on notes payable	(4,958)	(4,812)

Net cash (used) provided by financing activities	(4,958)	169,609

Net (decrease) increase in cash	(29,671)	217,134
Cash at the beginning of the period	752,826	491,639

Cash at the end of the period	$723,155	$708,773

Supplemental disclosure:
Cash paid for income taxes	$3,800	$800
Cash paid for interest expense	$455	$292

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2022

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

Income Taxes

We account for income taxes using ASC Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company had stock-based compensation expense recognized in its statements of operations of $0 and $20,834 for the six months ended June 30, 2022 and 2021.

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

For the three months ended June 30, 2022, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at June 30, 2022 and December 31, 2021.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the six months ended June 30, 2022 or 2021.

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

At June 30, 2022 and 2021, the Company had $266,576 and $65,100 respectively, of capitalized software development costs in other assets on the balance sheet. The Company did not recognize amortization expense in the six months ended June 30, 2022 and 2021.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had net income of $121,850 and provided net cash from operations of $38,239 for the six months ended June 30, 2022. As of June 30, 2022, the Company had a working capital deficit of $292,180 and a total stockholders’ deficit of $163,121. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2022	December 31, 2021

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(36,456)	(30,219)

Net	$25,936	$32,173

Depreciation expense was $6,237 and $2,798 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2022	December 31, 2021

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(436,420)	(390,680)

Net	$20,980	$66,720

Amortization expense was $45,740 for the six months ended June 30, 2022 and 2021.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2022	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2022	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2022	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	28,545	33,503
Paycheck Protection Program loan, payable to financial institution, 1% interest, principal and interest deferred six months, payments starting in December, 2021, due in 2026	-	174,421
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	150,000

Total notes payable	$558,370	$737,749
Less current portion	384,842	435,150

Notes payable, net of current portion	$173,528	$302,599

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

On January 25, 2021, the Company received an additional PPP Loan in the amount of $174,421. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date five years from the date of the funding of the loan and no payments are due for six months. Other terms are consistent with the first PPP loan. The Company applied for and received forgiveness of the full loan amount and accrued interest in 2022.

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2022 and 2021. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of June 30, 2022 and 2021. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the six months ended June 30, 2022 and 2021, total imputed interest expense was $18,835 and 18,836; respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of June 30, 2022 are as follows:

December 31,	Amount
2022	$384,842
2023	13,077
2024	13,877
2025	6,126
2026	3,566
Thereafter	136,882
Notes Payable	$558,370

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of June 30, 2022.

There was no common stock activity during the six months ended June 30, 2022 and 2021.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of June 30, 2022 and 2021, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the six months ended June 30, 2022 and 2021.

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

There was no Series C preferred stock activity during the six months ended June 30, 2022 and 2021.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of June 30, 2022 and 2021, there were zero stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $0 and $20,834 of stock-based compensation during the six months ended June 30, 2022 and 2021. As of June 30, 2022, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of June 30, 2022, and changes during six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2021	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2022	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the six months ended June 30, 2022 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company recognized net income of $121,850 and provided net cash of $38,239 from operations for the six months ended June 30, 2022. As of June 30, 2022, the Company had a working capital deficit of $292,180 and a total stockholders’ deficit of $163,121. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2022 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended June 30, 2022 of $492,739 were down $61,073 from revenues of $553,812 for the three months ended June 30, 2021. Revenues for the six months ended June 30, 2022 of $1,008,655 were down $51,013 from revenues of $1,059,668 for the six months ended June 30, 2021. The primary reason for the decrease in revenues year over year was due to a reduction in demand for some product types. During the second half of the year, we are taking steps to alter our product line accordingly, and we expect to see increased demand going forward.

Cost of Sales

Cost of sales increased $16,330 to $84,179 for the three months ended June 30, 2022 from $67,849 for the three months ended June 30, 2022. Cost of sales for the six months ended June 30, 2022 of $174,416 were up $48,290 from cost of sales of $126,126 for the six months ended June 30, 2021. The increase was a mainly a result of increased physical product costs (inventory of physical products) and server and supporting software product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27,252 to $428,792 for the three months ended June 30, 2022 from $401,540 for the three months ended June 30, 2021. The increase is primarily due to an increase in marketing, salary, commercial insurance and travel expenses, offset by a decrease in rent, general office, and postage expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 of $865,070 were down $23,501 from $888,571 for the six months ended June 30, 2021. The decrease is primarily due to a decrease in rent, general office, and outside contractor expenses, offset by an increase in marketing, salary and travel expenses .

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2022 of $164,729 was $2,824 higher than other income (expense) of $161,905 for the three months ended June 30, 2021. Total other income (expense) for the six months ended June 30, 2022 of $152,681 was up $2,471 from $150,210 for the six months ended June 30, 2021. The change is primarily driven by the forgiveness of accrued interest related to our second Paycheck Protection Program (PPP) loan which was forgiven in 2022. Interest expense and other income (expense) remained relatively stable.

Net Income

As a result of the above, we reported net income of $144,497 and $121,850 for the three and six months ended June 30, 2022 compared to net income of $246,328 and $195,181 for the three and six months ended June 30, 2021.

Liquidity and Capital Resources

Introduction

As of June 30, 2022, we had current assets of $751,043, including cash of $723,155, and current liabilities of $1,043,223, resulting in a working capital deficit of $292,180. In addition, we had a total stockholders’ deficit of $163,121 at June 30, 2022.

During the six months ended June 30, 2022, we used net cash of $29,671. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We provided net cash of $38,239 from operating activities for the six months ended June 30, 2022. Net income of $121,850, non-cash expenses of $70,813, a decrease in prepaid and other assets of $1,929 and increases of our accounts payable of $18,171 and accrued expenses of $5,438 were partially offset by loan forgiveness of $176,441 and increases in accounts receivable of $722.

By comparison, we provided net cash of $112,625 in operating activities for the six months ended June 30, 2021. Net income of $195,181, an increase in accounts payable and accrued expenses of $20,251 and non-cash expenses of $91,163 were partially offset by loan forgiveness of $174,420, an increase in accounts receivable and prepaid and other assets of $16,834 and a decrease in other liabilities of $2,716.

We used $62,952 and $65,100 for capitalized software development costs the six months ended June 30, 2022 and 2021; respectively.

Financing activities used $4,958 for loan payments for the six months ended June 30, 2022. For the six months ended June 30, 2021, financing activities provided net cash of $169,609 for the six months ended June 30, 2021, primarily driven by a new PPP loan to alleviate the impact of the COVID-19 crisis, partially offset by $4,812 of payments related to auto financing

Notes Payable – Related Party

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

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the six month period ended June 30, 2022, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: August 15, 2022	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

