Form 10-Q
period 2022-09-30
Freeze Tag, Inc.
filed 2022-11-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2022, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2022

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

The results for the period ended September 30, 2022 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$743,577	$752,826
Accounts receivable	15,433	13,170
Prepaid expenses and other current assets	13,241	12,475
Total current assets	772,251	778,471

Property and equipment, net	23,413	32,173
Intangible assets, net	-	66,720
Other assets	316,641	207,927

Total assets	$1,112,305	$1,085,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$161,544	$140,314
Accrued expenses	495,435	488,935
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	10,194	55,325
Total current liabilities	1,054,541	1,071,942

Notes payable, net of current portion	165,850	302,599
Other long-term liabilities	10,343	14,557
Total liabilities	1,230,734	1,389,098

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,281,255	9,252,845
Common stock payable	16,800	16,800
Accumulated deficit	(9,417,304)	(9,574,272)
Total stockholders’ deficit	(118,429)	(303,807)

Total liabilities and stockholders’ deficit	$1,112,305	$1,085,291

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$556,447	$517,158	$1,565,102	$1,576,826

Operating costs and expenses:
Cost of sales	99,812	76,128	274,228	202,254
Selling, general and administrative expenses	409,714	401,961	1,274,784	1,290,532

Total operating costs and expenses	509,526	478,089	1,549,012	1,492,786

Income (loss) from operations	46,921	39,069	16,090	84,040

Other income (expense):
Gain on debt extinguishment	-	-	176,441	174,420
Interest expense, net	(11,803)	(12,311)	(35,563)	(36,521)

Total other income (expense)	(11,803)	(12,311)	140,878	137,899

Net income	$35,118	$26,758	$156,968	$221,939

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	94,810,241	94,230,672	95,480,605

Income per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	(Deficit)	Total

Balance, December 31, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$-	$(9,574,272)	$(303,807)
Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	9,366
Net loss	-	-	-	-	-	-	-	-	-	-	-	(22,647)	(22,647)

Balance, March 31, 2022	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,262,211	$16,800	$-	$(9,596,919)	$(317,088)
Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,470	-	-	-	9,470
Net income	-	-	-	-	-	-	-	-	-	-	-	144,497	144,497

Balance, June 30, 2022	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,271,681	$16,800	$-	$(9,452,422)	$(163,121)
Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,574	-	-	-	9,574
Net income	-	-	-	-	-	-	-	-	-	-	-	35,118	35,118
Balance, September 30, 2022	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,281,255	$16,800	$-	$(9,417,304)	$(118,429)

Balance, December 31, 2020	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,173,194	$16,800	$-	$(9,864,611)	$(673,797)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,366	-	-	-	9,366
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net loss	-	-	-	-	-	-	-	-	-	-	-	(51,147)	(51,147)

Balance, March 31, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,192,977	$16,800	$-	$(9,915,758)	$(705,161)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,469	-	-	-	9,469
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net income	-	-	-	-	-	-	-	-	-	-	-	246,328	246,328

Balance, June 30, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,212,863	$16,800	$-	$(9,669,430)	$(438,947)

Imputed interest on related party debt	-	-	-	-	-	-	-	-	9,574	-	-	-	9,574
Stock-based compensation	-	-	-	-	-	-	-	-	10,417	-	-	-	10,417
Net income	-	-	-	-	-	-	-	-	-	-	-	26,758	26,758

Balance, September 30, 2021	-	$-	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,232,854	$16,800	$-	$(9,642,672)	$(392,198)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$156,968	$221,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,481	77,162
Imputed interest expense	28,410	28,409
Stock-based compensation	-	31,251
Forgiveness of debt	(176,441)	(174,420)
Changes in operating assets and liabilities:
Accounts receivable	(2,263)	(2,224)
Prepaid expenses and other current assets	(766)	(2,742)
Accounts payable	21,230	(3,915)
Accrued expenses	8,520	19,750
Other	(764)	(4,090)

Net cash provided by operating activities	110,375	191,120

Cash flows from investing activities:
Capitalized software costs	(112,165)	(136,474)

Net cash used by investing activities	(112,165)	(136,474)

Cash flows from financing activities:
Proceeds from notes payable	-	174,421
Payments on notes payable	(7,459)	(7,241)

Net cash (used) provided by financing activities	(7,459)	167,180

Net (decrease) increase in cash	(9,249)	221,826
Cash at the beginning of the period	752,826	491,639

Cash at the end of the period	$743,577	$713,465

Supplemental disclosure:
Cash paid for income taxes	$2,737	$800
Cash paid for interest expense	$657	$275

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2022

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

The Company had stock-based compensation expense recognized in its statements of operations of $0 and $31,251 for the nine months ended September 30, 2022 and 2021.

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

For the three months ended September 30, 2022, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive. For the nine months ended September 30, 2022, the diluted weighted average number of shares is 94,230,672. For the three months and nine months ended September 30, 2021, the diluted weighted average number of shares is 94,810,241 and 95,480,605 while the basic weighted average number of shares is 75,056,123 because the shares are dilutive due to net income.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at September 30, 2022 and December 31, 2021.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the nine months ended September 30, 2022 or 2021.

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

At September 30, 2022 and 2021, the Company had $315,788 and $136,474 respectively, of capitalized software development costs in other assets on the balance sheet. The Company did not recognize amortization expense in the nine months ended September 30, 2022 and 2021.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had net income of $156,968 and provided net cash from operations of $110,375 for the nine months ended September 30, 2022. As of September 30, 2022, the Company had a working capital deficit of $282,290 and a total stockholders’ deficit of $118,429. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2022	December 31, 2021

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(38,979)	(30,219)

Net	$23,413	$32,173

Depreciation expense was $8,761 and $8,551 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2022	December 31, 2021

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(457,400)	(390,680)

Net	$-	$66,720

Amortization expense was $66,720 and $68,610 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2022	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2022	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2022	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	26,044	33,503
Paycheck Protection Program loan, payable to financial institution, 1% interest, principal and interest deferred six months, payments starting in December, 2021, due in 2026	-	174,421
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	150,000

Total notes payable	$555,869	$737,749
Less current portion	390,019	435,150

Notes payable, net of current portion	$165,850	$302,599

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2022 and 2021. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of September 30, 2022 and 2021. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the nine months ended September 30, 2022 and 2021, total imputed interest expense was $28,410 and 28,409; respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of September 30, 2022 are as follows:

December 31,	Amount
2022	$382,341
2023	13,077
2024	13,877
2025	6,126
2026	3,566
Thereafter	136,882
Notes Payable	$555,869

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of September 30, 2022.

There was no common stock activity during the nine months ended September 30, 2022 and 2021.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of September 30, 2022 and 2021, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the nine months ended September 30, 2022 and 2021.

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

There was no Series C preferred stock activity during the nine months ended September 30, 2022 and 2021.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of September 30, 2022 and 2021, there were zero stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $0 and $31,251 of stock-based compensation during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of September 30, 2022, and changes during nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2021	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2022	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the nine months ended September 30, 2022 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

In October 2017, Rob Vardeman, former President of Munzee Inc. joined gaming industry veterans, Craig Holland and Mick Donahoo, to form a stronger and well-rounded Freeze Tag team through a merger. In addition to successful games Freeze Tag has launched previously, the current portfolio of games includes hits such as Munzee, a real-world gaming adventure and social platform with over 8 million locations worldwide and hundreds of thousands of players, WallaBee, an addictive collecting game with over 2,000 beautifully drawn digital cards, and Eventzee, an app that allows individuals, businesses, and other community organizations to build custom scavenger hunts.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company recognized net income of $156,968 and provided net cash of $110,375 from operations for the nine months ended September 30, 2022. As of September 30, 2022, the Company had a working capital deficit of $282,290 and a total stockholders’ deficit of $118,429. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2022 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended September 30, 2022 of $556,447 were up $39,289 from revenues of $517,158 for the three months ended September 30, 2021. Revenues for the nine months ended September 30, 2022 of $1,565,102 were down $11,724 from revenues of $1,576,826 for the nine months ended September 30, 2021.  The primary reason for the decrease in revenues year over year was due to a reduction in demand for some product types.  During the second half of the year, we are taking steps to alter our product line accordingly, and we expect to see increased demand going forward, as was evidenced in Q3.

Cost of Sales

Cost of sales increased $23,684 to $99,812 for the three months ended September 30, 2022 from $76,128 for the three months ended September 30, 2022. Cost of sales for the nine months ended September 30, 2022 of $274,228 were up $71,974 from cost of sales of $202,254 for the nine months ended September 30, 2021. The increase was a mainly a result of increased physical product costs (inventory of physical products) and server and supporting software product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7,753 to $409,714 for the three months ended September 30, 2022 from $401,961 for the three months ended September 30, 2021. The increase is primarily due to an increase in marketing, salary, commercial insurance and travel expenses, offset by a decrease in rent, general office, and postage expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 of $1,274,784 were down $15,748 from $1,290,532 for the nine months ended September 30, 2021. The decrease is primarily due to a decrease in rent, general office, and outside contractor expenses, offset by an increase in marketing, salary and travel expenses .

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2022 of ($11,803) was $508 lower than other income (expense) of ($12,311) for the three months ended September 30, 2021. Total other income (expense) for the nine months ended September 30, 2022 of $140,878 was up $2,979 from $137,899 for the nine months ended September 30, 2021. The change is primarily driven by the forgiveness of accrued interest related to our second Paycheck Protection Program (PPP) loan which was forgiven in 2022. Interest expense and other income (expense) remained relatively stable.

Net Income

As a result of the above, we reported net income of $35,118 and $156,968 for the three and nine months ended September 30, 2022 compared to net income of $26,758 and $221,939 for the three and nine months ended September 30, 2021.

Liquidity and Capital Resources

Introduction

As of September 30, 2022, we had current assets of $772,251, including cash of $743,577, and current liabilities of $1,054,541, resulting in a working capital deficit of $282,290. In addition, we had a total stockholders’ deficit of $118,429 at September 30, 2022.

During the nine months ended September 30, 2022, we used net cash of $9,249. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We provided net cash of $110,375 from operating activities for the nine months ended September 30, 2022. Net income of $156,968, non-cash expenses of $103,981, and increases of our accounts payable of $21,230 and accrued expenses of $8,520 were partially offset by loan forgiveness of $176,441, increases in accounts receivable of $2,263 and increases in other, net of $1,530.

By comparison, we provided net cash of $191,120 from operating activities for the nine months ended September 30, 2021. Net income of $221,939, an increase in accrued expenses of $19,750 and non-cash expenses of $136,822 were partially offset by loan forgiveness of $174,420, an increase in accounts receivable and prepaid and other assets of $4,966 and a decrease in accounts payable and other liabilities of $8,005.

We used $112,165 and $136,474 for capitalized software development costs the nine months ended September 30, 2022 and 2021; respectively.

Financing activities used $7,459 for loan payments for the nine months ended September 30, 2022.  For the nine months ended September 30, 2021, financing activities provided net cash of $167,180, primarily driven by a new PPP loan to alleviate the impact of the COVID-19 crisis, partially offset by $7,241 of payments related to auto financing.

Notes Payable – Related Party

As of September 30, 2022, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2022. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the nine month period ended September 30, 2022, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: November 14, 2022	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

