Form 10-K
period 2022-12-31
Freeze Tag, Inc.
filed 2023-03-31
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54267

FREEZE TAG, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4532392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 E 1st Street, #450 Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 210-3850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2022: $633,063 based on the closing price of $0.020 on June 30, 2022 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2023, there were 75,056,123 shares of common stock, par value $0.00001, issued and outstanding.

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated as Freeze Tag, Inc. in February 2006 in the State of Delaware. In March 2006, Freeze Tag, LLC, our predecessor which was formed in October 2005, was merged with and into Freeze Tag, Inc. In October of 2017, we completed a merger transaction with Munzee Inc. in a transaction in which Freeze Tag, Inc. became the surviving entity and both companies merged their operations together (the “Merger”). Under U.S. generally accepted accounting principles, the Merger is treated as a “reverse merger” under the purchase method of accounting, with Munzee as the accounting acquirer. Accordingly, Munzee’s historical financial results of operations replace Freeze Tag’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, our financial statements include the financial results of operations of the combined company. The consolidated entity maintains office addresses in Tustin, California and McKinney, Texas. Other corporate actions that occurred as a result of the merger are that Robert Vardeman, Jr., former CEO of Munzee Inc. became President of Freeze Tag, Inc. and both Robert Vardeman, Jr. and Robert D. Vardeman were added to the Freeze Tag, Inc. Board of Directors. Our Board of Directors currently consists of Craig Holland, Mick Donahoo, Robert Vardeman, Jr., and Robert D. Vardeman. In the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, began selling merchandise to the geocaching industry, and its financial results are consolidated in our financial statements.

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

Throughout 2022, we made progress on several objectives including continued development of our Munzee product offering, the expansion of our Eventzee custom scavenger hunt platform, and the ongoing creation of a new location-based application.

Munzee Development and Live Operations

Munzee continues to be our flagship product. In 2022, several new features were added to our Munzee app including:

-	Introduced new Daily Activity Tracker that helps players keep up their streaks and rewards them for consecutive daily and monthly gameplay activity.
-	Introduced ability to create In-App Map Links, which allows players to share the location of a specific Munzee or anywhere on the map to ask for deploys, setup trades and more
-	Google Fit updates to allow players to continue to sync and track their walking activity
-	Added 5 new filter presets for Premium players to allow for more customization
-	Updated activity notifications to show how many CapOn points the player earned when other players capture their Munzees

We also increased our marketing efforts and expanded to new user acquisition sources to help grow and expand our customer base across the world.

Eventzee Development and Expanded Customer Base

During 2022, we started the design and development process on a whole new admin interface for our Eventzee clients. When completed, our clients will have several new features and capabilities available to them including:

-	The ability to create their own events and experience Eventzee with a limited number of users before purchasing a full event package
-	Access to a library of hundreds of pre-made challenges that have been successfully implemented in dozens of Eventzee events
-	A new challenge type, which will bring the total to 8 challenge options, the most of any scavenger hunt app on the market
-	Two levels of admins authorization
-	And many more features requested by clients

We plan on launching the new admin tool in Q2 of 2023.

The Eventzee team also continued to add and service high profile clients such as the Monumental Sports, (owners of Capital One Arena, the Washington Wizards and Capitals pro sports teams), Baha Mar, a large luxury resort located in the Bahamas, and continuing clients DTLA (downtown Los Angeles BID) and Miami Zoo.

New App for Painted Rocks Hobbyists

For enthusiasts who paint and hide rocks for others to find, it is difficult to track the activity of your rock. Painted rock creators want to know who found their rocks, how they reacted when they found it, and whether they kept the rock or re-hid it for others to find. Our new Painted Rocks App (PRA) manages all these functions and more. The Painted Rocks App also offers a Rock Locator Map that players can use to find painted rocks hidden in the wild.

We beta launched the Painted Rocks App in 2022 to build an organic audience and receive feedback on the app’s features and benefits. In 2023, we are planning on continuing development to implement changes requested by early users and embark on an ad campaign to grow the PRA player base and formally launch the app.

Our Goals for 2023 and Beyond

As we look ahead to 2023, we plan to expand our topline revenue and profit.

We plan to continue expanding our Munzee player base both in the United States and internationally. Our Munzee app development roadmap calls for adding features that will engage players of all ages and should help us expand our player base.

In addition, our Eventzee app has shown consecutive year over year revenue growth. During 2023, we will add resources, both in terms of people and promotion, to the Eventzee platform to continue and accelerate the upward growth trajectory.

The market opportunity for Eventzee services is large with potential clients in a wide array of industries and applications, including cities, tourism centers, parks and zoos, educational institutions, brands and marketing organizations, companies looking for team building tools, and many more. For more information, we refer you to the Eventzee web site: www.eventzeeapp.com.

Since our Painted Rocks App is just concluding its beta phase, 2023 is the year we plan to build an audience and engage with painted rocks enthusiasts across the world.

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

We have also announced our intention to grow through acquisition. The merger with Munzee Inc. is evidence that we are making progress on our intention to grow the business through merging and/or acquiring other companies in our field. During 2022, we continued to focus a great deal of effort on building a successful multi-office and multi-state team, developing communications, reporting, and working relationships to integrate all of the Freeze Tag employees and contractors into a cohesive, thriving worldwide team, and we believe that we are seeing the benefits of those efforts.

We still feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders.

During 2023 and beyond, we will continue to look for acquisition candidates and propose transactions in cases where it makes sense for both parties and will enhance the value of the company.

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

Distribution and Marketing

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store and. We also sell to our players directly through our own web site http://www.freezetag.com and https://store.freezetag.com. We work with payment vendors like Shopify, Square and PayPal to process our online payments. In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Facebook App Store, the Mac App Store and PC Download portals such as Big Fish Games and others.  Our focus for growth is with the direct-to-consumer digital storefronts, and revenues for the other platforms (Facebook app store, Mac App Store, and PC Download portals) have diminished in recent years, as we have not focused on them.

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

We compete with a continually increasing number of successful location-based mobile game companies, including Niantic (makers of Pokemon Go), Geocaching, and many others.

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

Our Employees

We have 12 employees, with the majority of them based in either the Tustin, California area, or the McKinney, Texas area, with several in other remote locations throughout the world. Four of these are managers, one is administrative staff, and the remaining seven are artists, engineers, production staff, etc. We also work with several other independent contractors including artists, engineers, and designers, on an as-needed basis.

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

Importantly during 2020 and 2021, our focus on providing a positive work environment and on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. For instance, at the onset of the COVID-19 pandemic we took immediate action to enact safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, requiring the use of face coverings, reducing on-site workforce through staggered shifts and schedules, permitting remote working for most employees, and restricting visitor access to our locations. These actions helped minimize the impact of COVID-19 on our workforce.

Description of Property

In November of 2022, we closed our physical office space, and now maintain an executive office address in Tustin, California, at 360 E 1st Street, #450, Tustin, CA 92780, at a rate of $120 per year. During 2022, we leased a production office in Texas located at 201 ½ E. Virginia, Suite 8, McKinney, TX 75069.  We were on a one-year lease at monthly lease payment of $600.  This lease ended December 2022. Effective, January 15, 2023, we closed that facility.  As a result, we began outsourcing our physical production.  However, we still maintain an office mailing address in McKinney, Texas.

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

We created net income of $200,701 for the year ended December 31, 2022. As of December 31, 2022, we had a working capital deficit of $284,565 and a total stockholders’ deficit of $65,122. We reported net cash provided by operating activities of $165,332 for the year ended December 31, 2022. Management believes that by implementing cost reductions and continuing to grow our games and user base, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. There can be no assurance that we will be successful in these efforts.

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

Since 2017, we have relied on cash flow from operations to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2022, was $741,163, and our projected monthly expenditures rate is approximately $175,000. For the year ended December 31, 2022, our revenues were $2,099,055.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2022 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can better fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

As of December 31, 2022 and 2021, there were 75,056,123 outstanding shares of Common Stock, no outstanding shares of Series A Preferred Stock (“Series A Preferred”), 2,480,482 shares of Series B Preferred Stock (“Series B Preferred”), and 4,355,000 shares of Series C Preferred Stock (“Series C Preferred”). Our officers and directors own a significant portion of our outstanding voting rights on any matters that may be brought before our shareholders for a vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

The COVID-19 pandemic caused more people to stay at home and/or work remotely from home, which may adversely impact our geolocation games, since such games require users to be outdoors and visiting various locations.

Some of our most successful games are geolocation games, in which the user plays the game while exploring outdoors with certain aspects of the outdoors augmented with gameplay features. With many people staying at home more and/or working remotely from home since the coronavirus, some of our users do not go outside as much, and, as a result, do not play our geolocation games as much. As a result, users may not purchase the in-game additions, which could cause us to experience decreased revenue. Additionally, for some of our games, we host events for our users to attend and play the game together and receive certain promotional items. If more people continue to stay at home more we will continue to have decreased attendance at our events, which could cause us to have less downloads of our games, as well less in-game purchases.

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

Failure to obtain required licenses could harm our business.

Some of our game products may be based on or incorporate intellectual properties that we license from third parties. If we are unable to obtain or renew these licenses on terms favorable to us, or at all, and we may be unable to secure alternatives in a timely manner. We expect that licenses we obtain in the future may impose development, distribution and marketing obligations on us. If we breach our obligations, our licensors may have the right to terminate the license or change an exclusive license to a non-exclusive license.

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

We intend to continuously develop and introduce new games and new game mechanics and features in our existing games, and other applications for use on next-generation Internet and mobile devices. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of new mobile devices. New mobile devices for which we will develop applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the manufacturer. If the mobile devices for which we are developing games and other applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

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

We have significant costs associated with being a public, reporting company, which adds to the substantial doubt about our ability to continue trading on the OTC Markets and/or continue as a going concern. These costs include compliance with the Sarbanes-Oxley Act of 2002, which are difficult given the limited size of our management, and we have to rely on outside consultants. Accounting controls, in particular, are difficult and can be expensive to comply with.

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

ITEM 2 - PROPERTIES

In November of 2022, we closed our physical office space, and now maintain an executive office address in Tustin, California, at 360 E 1st Street, #450, Tustin, CA 92780, at a rate of $120 per year. During 2022, we leased a production office in Texas located at 201 ½ E. Virginia, Suite 8, McKinney, TX 75069.  We were on a one-year lease at monthly lease payment of $600.  This lease ended December 2022. Effective, January 15, 2023, we closed that facility.  As a result, we began outsourcing our physical production.  However, we still maintain an office mailing address in McKinney, Texas.

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

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2022 and 2021.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2021	First Quarter	$0.08	$0.01
	Second Quarter	$0.05	$0.01
	Third Quarter	$0.04	$0.01
	Fourth Quarter	$0.05	$0.01

2022	First Quarter	$0.04	$0.02
	Second Quarter	$0.04	$0.02
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.03	$0.02

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

Holders

As of December 31, 2022, there were 75,056,123 shares of our common stock outstanding held by approximately 128 holders of record of our common stock. Aggregate market value of the voting stock held by non-affiliates as of June 30, 2022: $633,063 based on the closing price of $0.020 of our common stock on June 30, 2022 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

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

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan (the “2006 Plan”). The 2006 Plan terminated during the year ended December 31, 2016. As of December 31, 2022, there were no options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

As of December 31, 2022, we had the following options outstanding:

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

We issued no unregistered securities during the three months ended December 31, 2022.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the year ended December 31, 2022 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

 In October 2017, Rob Vardeman, former President of Munzee Inc. joined gaming industry veterans, Craig Holland and Mick Donahoo, to form a stronger and well-rounded Freeze Tag team through a merger. In addition to successful games Freeze Tag has launched previously, the current portfolio of games includes hits such as Munzee, a real-world gaming adventure and social platform with over 8 million locations worldwide and hundreds of thousands of players, WallaBee, an addictive collecting game with over 2,000 beautifully drawn digital cards.

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

 Central to Freeze Tag’s core strategy is capitalizing on fast-growing trends in the mobile applications world, including geofencing and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting location-based experiences in our games. Throughout 2023, we plan to continue to explore opportunities to incorporate geofencing into our applications, and then, when the time is right, we will examine opportunities to introduce advertising opportunities to Freeze Tag clients and customers.

In the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, began selling merchandise to the geocaching industry.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2022 and 2021.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2022 and 2021, the Company reviewed the intangible assets and determined that no impairment was required.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2022 and 2021.

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

For the year ended December 31, 2022, the diluted weighted average number of shares includes 18,991,250 common shares issuable upon conversion of related party convertible debt and 67,734 common shares issuable from outstanding stock options. For the years ended December 31, 2021, the diluted weighted average number of shares includes 18,991,250 common shares issuable upon conversion of related party convertible debt and 1,886,298 common shares issuable from outstanding stock options.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

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

Revenues decreased $37,303 to $2,099,055 for the year ended December 31, 2022 from $2,136,358 for the year ended December 31, 2021. The decrease was mainly due to slightly lower revenues in one of our games, offset by increased revenues in other apps. Our Eventzee app saw over a 32% increase in revenues compared to 2021, due to increased marketing efforts and the newly re-designed app.

Cost of Sales

Cost of sales increased $90,526 to $366,624 for the year ended December 31, 2022 from $276,098 for the year ended December 31, 2021. The increase was a result of increased costs in server and backend technology as our Munzee and Eventzee games increased in the numbers of players using the games, as well as an increase in cost of sales of physical goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $33,247 to $1,660,825 for the year ended December 31, 2022 from $1,694,072 for the year ended December 31, 2021. The decrease was primarily a result of a decrease in payroll expenses and capitalizing some of our production costs, a decrease in general office expenses related to the coronavirus pandemic, partially offset by an increase in marketing expenses.

Other Income (Expense)

Total other income (expense) of $129,095 for the year ended December 31, 2022 was up $3,490 from $125,605 for the year ended December 31, 2021. The change was primarily driven by the recognition of revenue from the forgiveness of our second PPP loan of $176,441 versus our first PPP loan of $174,420 in 2021. The remaining amounts relate to interest expense comprised primarily of imputed interest accrued for the entire year on the related party debt. For the year ended December 31, 2022, interest expense of ($47,346) was relatively consistent with prior year amounts. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

Provision for Income Taxes

The provision for income taxes was $1,555 and $1,454 for the years ended December 31, 2022 and 2021, respectively.

Net Income (Loss)

As a result of the above, we reported net income of $200,701 and $290,339 for the years ended December 31, 2022 and 2021, respectively. The net income in 2022 was due to slightly lower revenues and much higher costs. The net income in 2022 and 2021 both include non-cash expenses such as imputed interest.

Liquidity and Capital Resources

Introduction

As of December 31, 2022, we had current assets of $771,500, including cash of $741,163, and current liabilities of $1,056,065, resulting in a working capital deficit of $284,565. In addition, we had a total stockholders’ deficit of $65,122 at December 31, 2022.

From a financial perspective, one of our focuses in 2022 was to improve our cash positions and increase flow management, as well as increasing overall game revenues. Properly managing cash allows the company to move forward in development and growth without borrowing funds from investors or third parties. Freeze Tag management made a concentrated effort on managing cash flow.

During the years ended December 31, 2022 and 2021, operating activities provided $165,332 and $300,080 net cash, respectively. Management believes that by continuing cost reductions and realizing cost efficiencies, operating cash flows will be sufficient to support our business plan. We will also continue to update and launch new components of our games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash provided by operating activities was $165,332 for the year ended December 31, 2022 mainly as a result of our net income of $200,701, non-cash expenses totaling $116,680 and increases in accounts payable and accrued expenses of $31,274. These are partially offset by forgiveness of our PPP loan of $176,441, increases in accounts receivable of $3,705 and other assets of $3,450, and a decrease in other liabilities of $5,640.

By comparison, net cash provided by operating activities was $300,080 for the year ended December 31, 2021 mainly as a result of our net income of $290,339, non-cash expenses totaling $182,481 and increases in accounts payable and accrued expenses of $10,160. These are partially offset by forgiveness of our PPP loan of $174,420, increases in accounts receivable of $1,699 and other assets of $1,453, and a decrease in other liabilities of $5,474.

Net cash used by investing activities was $167,015 for the year ended December 31, 2022 and $203,624 for the year ended December 31, 2021 as a result of capitalized software.

Net cash used by financing activities for the year ended December 31, 2022 of $9,980 was a result of loan payments on our vehicle.  Net cash provided by financing activities for the year ended December 31, 2021 was $164,731 related to new loans during the period partially offset by payments on outstanding loans.

Notes Payable – Related Party

As of December 31, 2022, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2023. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. The fixed conversion price is $0.02 per share.

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

 ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Freeze Tag, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeze Tag, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and consolidated cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

March 31, 2023

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS

Current assets:
Cash	$741,163	$752,826
Accounts receivable	16,875	13,170
Prepaid expenses and other current assets	13,462	12,475
Total current assets	771,500	778,471

Property and equipment, net	20,197	32,173
Intangible assets, net	-	66,720
Other assets	371,492	207,927

Total assets	$1,163,189	$1,085,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$164,541	$140,314
Accrued expenses	493,962	488,935
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	10,268	55,325
Total current liabilities	1,056,139	1,071,942

Notes payable – related party, net of current portion	-	-
Notes payable – net of current portion	163,255	302,599
Other long-term liabilities	8,917	14,557

Total liabilities	1,228,311	1,389,098

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 issued and outstanding at December 31, 2022 and 2021	25	25
Series C; 4,355,000 shares issued and outstanding at December 31, 2022 and 2021	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding at December 31, 2022 and 2021	751	751
Additional paid-in capital	9,290,829	9,252,845
Common stock payable	16,800	16,800
Accumulated deficit	(9,373,571)	(9,574,272)
Total stockholders’ deficit	(65,122)	(303,807)

Total liabilities and stockholders’ deficit	$1,163,189	$1,085,291

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Revenues	$2,099,055	$2,136,358

Operating costs and expenses:
Cost of sales	366,624	276,098
Selling, general and administrative expenses	1,659,270	1,694,072

Total operating costs and expenses	2,025,894	1,970,170

Income from operations	73,161	166,188

Other income (expense):
Gain on extinguishment of debt	176,441	174,420
Interest expense	(47,346)	(48,815)

Total other income, net	129,095	125,605

Income before income taxes	202,256	291,793

Provision for income taxes	1,555	1,454

Net income	$200,701	$290,339

Weighted average number of common shares outstanding – basic	75,056,123	75,056,123
Weighted average number of common shares outstanding – diluted	94,115,107	95,933,671

Net loss per common share – basic and diluted	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2022 and 2021

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, December 31, 2020	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,173,194	$16,800	$(9,864,611)	$(673,797)

Imputed interest on related party debt	-	-	-	-	-	-	37,983	-	-	37,983
Stock-based compensation	-	-	-	-	-	-	41,668	-	-	41,668
Net income	-	-	-	-	-	-	-	-	290,339	290,339

Balance, December 31, 2021	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$(9,574,272)	$(303,807)

Imputed interest on related party debt	-	-	-	-	-	-	37,984	-	-	37,984
Net income	-	-	-	-	-	-	-	-	200,701	200,701

Balance, December 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,290,829	$16,800	$(9,373,571)	$(65,122)

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$200,701	$290,339
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	78,696	102,830
Imputed interest on related party debt	37,984	37,983
Stock-based compensation	-	41,668
Forgiveness of debt	(176,441)	(174,420)
Changes in operating assets and liabilities:
Accounts receivable	(3,705)	(1,699)
Prepaid expenses and other current assets	(987)	146
Other assets	3,450	(1,453)
Accounts payable	24,227	1,583
Accrued expenses	7,047	8,577
Other current and noncurrent liabilities	(5,640)	(5,474)

Net cash provided by operating activities	165,332	300,080

Cash flows from investing activities:
Capitalized software costs	(167,015)	(203,624

Net cash used by investing activities	(167,015)	(203,624)

Cash flows from financing activities:
Proceeds from notes payable	-	174,421
Payments on notes payable	(9,980)	(9,690)

Net cash (used) provided by financing activities	(9,980)	164,731

Net change in cash	(11,663)	261,187
Cash at the beginning of the year	752,826	491,639

Cash at the end of the year	$741,163	$752,826
Supplemental disclosure:
Cash paid for income taxes	$7,555	$6,803
Cash paid for interest	$840	$1,124

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. At December 31, 2022 and 2021 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company determined that no allowances for sales returns and doubtful accounts were required at December 31, 2022 and 2021.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2022 and 2021, the Company reviewed the intangible assets and determined that no impairment was required.

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

The Company had stock-based compensation expense recognized in its consolidated statements of operations of $0 and $41,668 for the years ended December 31, 2022 and 2021 respectively.

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

For the year ended December 31, 2022, the diluted weighted average number of shares includes 18,991,250 common shares issuable upon conversion of related party convertible debt and 67,734 common shares issuable from outstanding stock options using the treasury stock method. For the year ended December 31, 2021, the diluted weighted average number of shares includes 18,991,250 common shares issuable upon conversion of related party convertible debt and 1,886,298 common shares issuable from outstanding stock options using the treasury stock method.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2022 and 2021.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for years ended December 31, 2022 or 2021.

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

At December 31, 2022 and 2021, the Company had $370,639 and $203,624 respectively, of capitalized software development costs in other assets on the balance sheet. The Company did not recognize amortization expense in the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company had net income of $200,701 for the year ended December 31, 2022. As of December 31, 2022, the Company had a working capital deficit of $284,639 and a total stockholders’ deficit of $65,122. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2022	2021

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation and amortization	(42,195)	(30,219)

Net	$20,197	$32,173

Depreciation expense was $11,976 and $11,350 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2022	2021

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated amortization	(457,400)	(390,680)

Net	$-	$66,720

Amortization expense was $66,720 and $91,480 for the years ended December 31, 2022 and 2021. The intangible assets were amortized on a straight-line basis over an estimated useful life of 5 years.

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

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, it includes the option in the determination of the lease term and lease liability. The Company had one operating lease related to it's office space in Texas which ended in December 2021. The Company recognized $0 and $32,417 in operating lease costs for the years ended December 31, 2022 and 2021, respectively.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, the Company will use its incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2022, the Company has no long-term leases.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at December 31:

	2022	2021
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2023	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2023	186,450	186,450
Convertible note payable to Mick Donahoo, non-Interest bearing, maturing on December 31, 2023	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	23,523	33,503
Paycheck Protection Program loan(s), payable to financial institution, 1% interest, principal and interest deferred six months, payments starting in November, 2020, due in 2022 (loan for 174,420 forgiven in 2021, loan for 174,421 due in 2022)	-	174,421
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in November 2021, due in 2050	150,000	150,000

Total notes payable	$553,348	$737,749
Less current portion	390,093	435,150

Notes payable, net of current portion	$163,255	$302,599

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

On January 25, 2021, the Company received an additional PPP Loan in the amount of $174,421. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date five years from the date of the funding of the loan and no payments are due for six months. Other terms are consistent with the first PPP loan. The Company applied for and received forgiveness of the full loan amount in 2022.

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2022 and 2021. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2022 and 2021. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution in capital. Imputed interest expense on notes payable – related party was $37,984 and 37,983 for the years ended December 31, 2022 and 2021, respectively.

Future maturities of notes payable as of December 31, 2022 are as follows:

2023	$390,093
2024	10,569
2025	2,686
2026	-
2027	2704
Thereafter	147,296
Notes Payable	$553,348

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of December 31, 2022 and 2021. There was no common stock activity during years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of December 31, 2022 and 2021, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

Series A Preferred Stock

The Company’s Series A Preferred Stock has 1,000 shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) the shares are automatically redeemed by the Company in the event: (a) Mr. Holland is no longer an officer, director or consultant with the Company, or (b) the Company’s common stock is listed on a national exchange, if the listing rules require the shares to be eliminated; (v) no call rights by the Company; (vi) non-transferable; and (vii) the aggregate 1,000 shares have votes equal to 51% of the then-outstanding voting rights of the Company (including all common stock and any other series of preferred stock) on any matter properly brought before the Company’s stockholders for a vote. There was no Series A Preferred Stock activity during years ended December 31, 2022 and 2021.

Series B Preferred Stock

The Company’s Series B preferred stock has 2,700,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights. The holders of the Series B preferred stock cannot convert their shares of Series B preferred stock if such conversion would cause the holder to beneficially own more than 4.99% of our then-outstanding common stock. There was no Series B Preferred Stock activity during years ended December 31, 2022 and 2021.

Series C Preferred Stock

The Company’s Series C Preferred Stock has 4,500,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) each shares votes on an “as converted” basis, such that each share currently has 50 votes on all matters brought before the Company’s common stockholders for a vote. There was no Series C Preferred Stock activity during years ended December 31, 2022 and 2021.

Stock Options

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of December 31, 2022 and 2021, there were no stock options outstanding under the 2006 Stock Option Plan.

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. As of December 31, 2022 and 2021, there were 7,762,821 stock options outstanding under the 2017 Stock Option Plan.

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

The Company recorded stock-based compensation expense of $0 and $41,668 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2021, there is no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations.

A summary of the status of the stock options issued by the Company under both plans as of December 31, 2022, and changes during the years ended December 31, 2022 and 2021 is presented below:

Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2020	7,768,421	$0.024

Granted	-	-
Canceled / Expired	-	$-
Exercised	-	-

Outstanding, December 31, 2021	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2022	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2022 and 2021. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2022 and 2021. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

In November of 2022, the Company closed its physical office space, and now maintain an executive office address in Tustin, California, at 360 E 1st Street, #450, Tustin, CA 92780, at a rate of $120 per year. During 2022, the Company leased a production office in Texas located at 201 ½ E. Virginia, Suite 8, McKinney, TX 75069.  The Company was on a one-year lease at monthly lease payment of $600.  This lease ended December 2022. Effective, January 15, 2023,  the Company closed that facility.  As a result, the Company began outsourcing its physical production.  However, it still maintains an office mailing address in McKinney, Texas.

Total rent expense under all operating leases was $23,900 and $52,707 for the years ended December 31, 2022 and 2021, respectively.

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

The provision for income taxes was $1,555 and $1,454 for the years ended December 31, 2022 and 2021, respectively.

For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2037. The net operating loss as of December 31, 2022 and 2021 was $4,442,685 and $4,623,075, respectively. The Company experienced a Section 382 change of ownership in connection with the Merger in 2017, thereby subjecting net operating loss carryovers generated previously to limitations on utilization. To-date, these limitations have not had an impact on the Company’s reported income tax.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2022	2021

Deferred tax asset	$1,546,841	$1,528,507
Valuation allowance	(1,546,841)	(1,528,507)

Net	$-	$-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2022 and 2021, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2022, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  We had these same deficiencies throughout 2022, but mistakenly called our disclosure controls and procedures effective in our three Quarterly Reports on Form 10-Q filed in 2022.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in the 2013 Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2022.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, we determined that there was a control deficiency that constituted a material weakness:

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

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2022.

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

Name	Age	Position

Craig Holland	62	Chief Executive Officer, Chief Creative Officer, and Director

Robert D. Vardeman, Jr.	47	President and Director

Mick Donahoo	53	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

Robert D. Vardeman	69	Director

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

Board Meetings and Committees

During the 2022 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2022, 2021, and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2022	171,600	250	-	-	-	-	-	171,850
CEO	2021	159,600	500	-	-	-	-	-	160,100
	2020	159,600	-	-	-	-	-	-	159,600

Robert D. Vardeman, Jr.	2022	171,600	250	-	-	-	-	-	171,850
President	2021	120,000	500	-	-	-	-	-	120,500
	2020	110,000	-	-	-	-	-	-	110,000

Mick Donahoo	2022	171,600	250	-	-	-	-	-	171,850
CFO	2021	159,600	500	-	-	-	-	-	160,100
	2020	159,600	-	-	-	-	-	-	159,600

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

Robert D. Vardeman, Jr.	-	-	-	-	-	-	-

Robert D. Vardeman	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2022:

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

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2023, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(1)

As of March 31, 2023, there were 75,056,123 shares of common stock outstanding (post reverse stock split). Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 360 E 1st Street, #450, Tustin, California 92780.

(4)	Includes 41,207,942 shares of common stock, and 9,668,750 shares of common stock underlying convertible promissory notes.

(5)

Includes 2,195,057 shares of common stock, 9,332,500 shares of common stock underlying a convertible promissory note, 1,025,641 shares of common stock underlying vested stock options, which has an exercise price of $0.039 per share, and 3,750,000 shares of common stock underlying vested stock options, which has an exercise price of $0.02 per share.

(6)

Calculated based on the total votes currently outstanding (does not include votes from shares underlying promissory notes, options or warrants). As of March 31, 2023, there was a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

Series C Preferred Stock(1)

Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Rights(4)

Craig Holland (2)(3)	CEO, CCO and Director	-0-	0%	0%

Rob Vardeman (2)(3)	President and Director	2,659,128	61.1%	45.4%

Mick Donahoo (2)(3)	CFO, Secretary and Director	-0-	0%	0%

Don Vardeman (2)(3)	Director	339,174	7.9%	5.7%

Scott Foster 360 E 1st Street, #450 Tustin, CA 92780	5% Shareholder	868,287	20.0%	14.82%

Chris Pick 360 E 1st Street, #450 Tustin, CA 92780	5% Shareholder	325,607	7.50%	5.5%

All Officers and Directors as a Group (4 persons)		2,998,272	68.8%	51.1%

(1)

As of March 31, 2023, there were 4,355,000 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible and votes at 50 to 1. Shares of Series C Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates an officer and/or director of the Company.

(3)	Unless indicated otherwise, the address of the shareholder is Freeze Tag, Inc., 360 E 1st Street, #450, Tustin, California 92780.

(4)	Calculated based on a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

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

As of December 31, 2022, and 2021, we owed a total of $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer under these related party notes payable.

Imputed interest expense on the related party notes payable, calculated at 10% per annum, totaled $37,983 and $37,984 for the years ended December 31, 2022 and 2021, respectively. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2022 and 2021, M&K CPAS, PLLC charged us $47,000 and $44,750, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2022 and 2021, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2022 and 2021, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2022 and 2021, 100% was approved by the entire Board of Directors.

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

Freeze Tag, Inc.

Dated: March 31, 2023		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2023		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2023		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director and Chief Executive Officer

Dated: March 31, 2023		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer

Dated: March 31, 2023		/s/ Rob Vardeman
	By:	Rob Vardeman
	Its:	Director and President

Dated: March 31, 2023		/s/ Don Vardeman
	By:	Don Vardeman
	Its:	Director

