Form 10-Q
period 2023-03-31
Freeze Tag, Inc.
filed 2023-05-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2023, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED MARCH 31, 2023

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

The results for the period ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 31, 2023.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$664,744	$741,163
Accounts receivable	17,058	16,875
Prepaid expenses and other current assets	7,864	13,462
Total current assets	689,666	771,500

Property and equipment, net	17,867	20,197
Intangible assets, net	-	-
Capitalized software	431,624	370,639
Other assets	853	853

Total assets	$1,140,010	$1,163,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$175,631	$164,541
Accrued expenses	502,145	493,962
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	9,760	10,268
Total current liabilities	1,074,904	1,056,139

Notes payable, net of current portion	161,222	163,255
Other long-term liabilities	7,480	8,917
Total liabilities	1,243,606	1,228,311

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,300,196	9,290,829
Common stock payable	16,800	16,800
Accumulated deficit	(9,421,412)	(9,373,571)
Total stockholders’ deficit	(103,596)	(65,122)

Total liabilities and stockholders’ deficit	$1,140,010	$1,163,189

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$511,372	$515,916

Operating costs and expenses:
Cost of sales	104,788	90,237
Selling, general and administrative expenses	442,869	436,278

Total operating costs and expenses	547,657	526,515

Loss from operations	(36,285)	(10,599)

Other expense:
Interest expense, net	(11,556)	(12,048)

Total other expense	(11,556)	(12,048)

Net loss	$(47,841)	$(22,647)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	75,056,123

Income per common share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2021	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$(9,574,272)	$(303,807)
Imputed interest on related party debt	-	-	-	-	-	-	9,366	-	-	9,366
Net loss	-	-	-	-	-	-	-	-	(22,647)	(22,647)

Balance, March 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,262,211	$16,800	$(9,596,919)	$(317,088)

Balance, December 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,290,829	$16,800	$(9,373,571)	$(65,122)

Imputed interest on related party debt	-	-	-	-	-	-	9,367	-	-	9,367
Net loss	-	-	-	-	-	-	-	-	(47,841)	(47,841)

Balance, March 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,300,196	$16,800	$(9,421,412)	$(103,596)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,841)	$(22,647)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	2,330	25,572
Imputed interest expense	9,367	9,366
Changes in operating assets and liabilities:
Accounts receivable	(183)	(1,728)
Prepaid expenses and other current assets	5,598	(3,958)
Accounts payable	11,090	17,602
Accrued expenses	2,872	2,754
Other	3,875	-

Net cash (used) provided by operating activities	(12,892)	26,961

Cash flows from investing activities:
Capitalized software costs	(60,985)	(33,408)

Net cash used by investing activities	(60,985)	(33,408)

Cash flows from financing activities:
Payments on notes payable	(2,542)	(2,470)

Net cash used by financing activities	(2,542)	(2,470)

Net decrease in cash	(76,419)	(8,917)
Cash at the beginning of the period	741,163	752,826

Cash at the end of the period	$664,744	$743,909

Supplemental disclosure:
Cash paid for income taxes	$1,500	$1,500
Cash paid for interest expense	$162	$234

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023

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

The Company had no stock-based compensation expense recognized in its statements of operations for the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at March 31, 2023 and December 31, 2022.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the three months ended March 31, 2023 or 2022.

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

At March 31, 2023 and December 31, 2022, the Company had $431,624 and $370,639 respectively, of capitalized software development costs in other assets on the balance sheet. The Company did not recognize amortization expense in the three months ended March 31, 2023 and 2022.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no material impact on net earnings, financial position or cash flows.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $47,841 and used net cash in operations of $12,892 for the three months ended March 31, 2023. As of March 31, 2023, the Company had a working capital deficit of $383,205 and a total stockholders’ deficit of $103,596. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2023	December 31, 2022

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(44,525)	(42,195)

Net	$17,867	$20,197

Depreciation expense was $2,330 and $2,702 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2023	December 31, 2022

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(457,400)	(457,400)

Net	$-	$-

Amortization expense was $0 and $22,870 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2023	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2023	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2023	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	20,982	23,523
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	150,000

Total notes payable	$550,807	$553,348
Less current portion	389,585	390,093

Notes payable, net of current portion	$161,222	$163,255

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2023 and 2022. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of March 31, 2023 and 2022. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2023 and 2022, total imputed interest expense was $9,367 and $9,366; respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of March 31, 2023 are as follows:

December 31,	Amount
2023	$387,552
2024	10,569
2025	2,686
2026	-
2027	2,704
Thereafter	147,296
Notes Payable	$550,807

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of March 31, 2023.

There was no common stock activity during the three months ended March 31, 2023 and March 31, 2022.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of March 31, 2023 and 2022, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the three months ended March 31, 2023 and March 31, 2022.

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

There was no Series C preferred stock activity during the three months ended March 31, 2023 and March 31, 2022.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of March 31, 2023 and 2022, there were zero stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $0 of stock-based compensation during the three months ended March 31, 2023 and 2022. As of March 31, 2023, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of March 31, 2023, and changes during three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2022	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2023	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the three months ended March 31, 2023 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as any cautionary language in this Quarterly Report on Form 10-Q and our last Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel. As noted in our risk factors in our Annual Report on Form 10-K for year ended December 31, 2022, we are also closely monitoring the ongoing COVID-19 pandemic and its effects on our business, as well as its effects on general market and economic conditions.

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

 Central to Freeze Tag’s core strategy is capitalizing on fast-growing trends in the mobile applications world, including geofencing and location-based advertising. We plan to leverage the combined company’s proprietary technology and expertise to create more exciting location-based experiences in our games and apps. Throughout 2023, we plan to continue to explore opportunities to incorporate geofencing into our applications, and then, when the time is right, we will examine opportunities to introduce advertising opportunities to Freeze Tag clients and customers.

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company recognized a net loss of $47,841 and used net cash of $12,892 in operations for the three months ended March 31, 2023. As of March 31, 2023, the Company had a working capital deficit of $385,238 and a total stockholders’ deficit of $103,596. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2023 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended March 31, 2023 of $511,372 were down $4,544 from revenues of $515,916 for the three months ended March 31, 2022. The primary reason for the slight decrease in revenues year over year was due to a reduction in demand for some product types.  We are continuing to make improvements in our products and have expectations for continued growth in our Munzee and Eventzee apps, and we expect to see increased demand going forward.

Cost of Sales

Cost of sales increased $14,551 to $104,788 for the three months ended March 31, 2023 from $90,237 for the three months ended march 31, 2022. The increase was a mainly a result of increased server and supporting software product costs offset by a decrease in physical product costs (inventory of physical products).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6,591 to $442,869 for the three months ended March 31, 2023 from $436,278 for the three months ended March 31, 2022. The increase is primarily due to an increase in accounting, salary, and travel expenses, offset by a decrease in rent, and slight decrease in marketing, general office, and postage expenses.

Other Income (Expense)

Total other expense for the three months ended March 31, 2023 of $11,556 was $492 lower than other expense of $12,048 for the three months ended March 31, 2022. Interest expense and other income (expense) remained relatively stable.

Net Income

As a result of the above, we reported a net loss of $47,841 and $22,647 for the three months ended March 31, 2023 and March 31, 2022, respectively.

Liquidity and Capital Resources

Introduction

As of March 31, 2023, we had current assets of $689,666, including cash of $664,744, and current liabilities of $1,074,904, resulting in a working capital deficit of $385,238. In addition, we had a total stockholders’ deficit of $103,596 at March 31, 2023.

During the three months ended March 31, 2023, we used net cash of $76,419. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $12,892 from operating activities for the three months ended March 31, 2023. A net loss of $47,841 and increases in accounts receivable of $183 were partially offset by $11,697 of non-cash expenses, a decrease of $5,598 of prepaid expenses and increases in liabilities of $17,836.

By comparison, we provided net cash of $26,961 from operating activities for the three months ended March 31, 2022. A net loss of $22,647 and increases of our accounts receivable of $1,728 and prepaid expenses and other of $3,958 were more than offset non-cash expenses of $34,938 and increases in our accounts payable of $17,602 and accrued expenses of $2,754.

We used $60,985 and $33,408 for capitalized software development costs the three months ended March 31, 2023 and 2022; respectively.

Financing activities used $2,542 and $2,470 for auto loan payments for the three months ended March 31, 2023 and 2022, respectively.

Notes Payable – Related Party

As of March 31, 2023, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2023. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2023, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: May 15, 2023	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

