Form 10-Q
period 2023-06-30
Freeze Tag, Inc.
filed 2023-08-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2023, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED JUNE 30, 2023

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

The results for the period ended June 30, 2023 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 31, 2023.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$600,461	$741,163
Accounts receivable	25,606	16,875
Prepaid expenses and other current assets	11,994	13,462
Total current assets	638,061	771,500

Property and equipment, net	15,536	20,197
Intangible assets, net	-	-
Capitalized software	501,236	370,639
Other assets	853	853

Total assets	$1,155,686	$1,163,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$162,422	$164,541
Accrued expenses	500,669	493,962
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	9,760	10,268
Total current liabilities	1,060,219	1,056,139

Notes payable, net of current portion	158,666	163,255
Other long-term liabilities	5,726	8,917
Total liabilities	1,224,611	1,228,311

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,309,665	9,290,829
Common stock payable	16,800	16,800
Accumulated deficit	(9,396,210)	(9,373,571)
Total stockholders’ deficit	(68,925)	(65,122)

Total liabilities and stockholders’ deficit	$1,155,686	$1,163,189

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$579,542	$492,739	$1,090,914	$1,008,655

Operating costs and expenses:
Cost of sales	88,573	84,179	193,361	174,416
Selling, general and administrative expenses	454,124	428,792	896,993	865,070

Total operating costs and expenses	542,697	512,971	1,090,354	1,039,486

Income (loss) from operations	36,845	(20,232)	560	(30,831)

Other income (expense):
Gain on debt extinguishment	-	176,441	-	176,441
Interest expense, net	(11,643)	(11,712)	(23,199)	(23,760)

Total other income (expense)	(11,643)	164,729	(23,199)	152,681

Net income (loss)	25,202	$144,497	(22,639)	$121,850

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	306,109,123	306,109,123	75,056,123	325,655,929

Income per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,290,829	$16,800	$(9,373,571)	$(65,122)
Imputed interest on related party debt	-	-	-	-	-	-	9,367	-	-	9,367
Net loss	-	-	-	-	-	-	-	-	(47,841)	(47,841)

Balance, March 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,300,196	$16,800	$(9,421,412)	$(103,596)
Imputed interest on related party debt	-	-	-	-	-	-	9,469	-	-	9,469
Net income	-	-	-	-	-	-	-	-	25,202	25,202

Balance, June 30, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,309,665	$16,800	$(9,396,210)	$(68,925)

Balance, December 31, 2021	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$(9,574,272)	$(303,807)

Imputed interest on related party debt	-	-	-	-	-	-	9,366	-	-	9,366
Net loss	-	-	-	-	-	-	-	-	(22,647)	(22,647)

Balance, March 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,262,211	$16,800	$(9,596,919)	$(317,088)

Imputed interest on related party debt	-	-	-	-	-	-	9,470	-	-	9,470
Net income	-	-	-	-	-	-	-	-	144,497	144,497

Balance, June 30, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,271,681	$16,800	$(9,452,422)	$(163,121)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(22,639)	$121,850
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	4,661	51,977
Imputed interest expense	18,836	18,836
Forgiveness of debt	-	(176,441)
Changes in operating assets and liabilities:
Accounts receivable	(8,731)	(722)
Prepaid expenses and other current assets	1,468	1,929
Accounts payable	(2,119)	18,171
Accrued expenses	1,395	5,438
Other	2,121	(2,799)

Net cash provided (used) by operating activities	(5,008)	38,239

Cash flows from investing activities:
Capitalized software costs	(130,597)	(62,952)

Net cash used by investing activities	(130,597)	(62,952)

Cash flows from financing activities:
Payments on notes payable	(5,097)	(4,958)

Net cash used by financing activities	(5,097)	(4,958)

Net decrease in cash	(140,702)	(29,671)
Cash at the beginning of the period	741,163	752,826

Cash at the end of the period	$600,461	$723,155

Supplemental disclosure:
Cash paid for income taxes	$1,500	$3,800
Cash paid for interest expense	$147	$455

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2023

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

The Company had no stock-based compensation expense recognized in its statements of operations for the six months ended June 30, 2023 and 2022.

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

For the three months ended June 30, 2023 and 2022, the diluted weighted average number of shares includes 13,303,000 common shares issuable upon conversion of Series B preferred stock and 217,750,000 common shares issuable upon conversion of Series C preferred stock and for the six months ended June 30, 2022, also includes 18,991,250 related party convertible debt and 555,556 common shares issuable from outstanding stock options using the treasury stock method. For the six months ended June 30, 2023, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at June 30, 2023 and December 31, 2022.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the six months ended June 30, 2023 or 2022.

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

At June 30, 2023 and December 31, 2022, the Company had $501,236 and $370,639 respectively, of capitalized software development costs in other assets on the balance sheet. The Company did not recognize amortization expense in the six months ended June 30, 2023 and 2022.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no material impact on net earnings, financial position or cash flows.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $22,639 and used net cash of $140,702 for the six months ended June 30, 2023. As of June 30, 2023, the Company had a working capital deficit of $422,158 and a total stockholders’ deficit of $68,925. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2023	December 31, 2022

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(46,856)	(42,195)

Net	$15,536	$20,197

Depreciation expense was $4,661 and $6,237 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2023	December 31, 2022

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(457,400)	(457,400)

Net	$-	$-

Amortization expense was $0 and $45,740 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2023	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2023	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2023	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	18,425	23,523
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	150,000

Total notes payable	$548,251	$553,348
Less current portion	389,585	390,093

Notes payable, net of current portion	$158,666	$163,255

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at June 30, 2023 and 2022. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of June 30, 2023 and 2022. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the six months ended June 30, 2023 and 2022, total imputed interest expense was $18,836 and $18,835; respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of June 30, 2023 are as follows:

December 31,	Amount
2023	$384,996
2024	10,569
2025	2,686
2026	-
2027	2,704
Thereafter	147,296
Notes Payable	$548,251

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of June 30, 2023.

There was no common stock activity during the six months ended June 30, 2023 and 2022.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of June 30, 2023 and 2022, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the six months ended June 30, 2023 and 2022.

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

There was no Series C preferred stock activity during the six months ended June 30, 2023 and 2022.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of June 30, 2023 and 2022, there were zero stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $0 of stock-based compensation during the six months ended June 30, 2023 and 2022. As of June 30, 2023, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of June 30, 2023, and changes during six months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2022	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2023	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the six months ended June 30, 2023 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company recognized a net loss of $22,639 and used net cash of $140,702 for the six months ended June 30, 2023. As of June 30, 2023, the Company had a working capital deficit of $422,158 and a total stockholders’ deficit of $68,925. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2023 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended June 30, 2023 of $579,542 were up $86,803 from revenues of $492,739 for the three months ended June 30, 2022. Revenues for the six months ended June 30, 2023 of $1,090,914 were up $82,259 from revenues of $1,008,655 for the six months ended June 30, 2022.  The primary reason for the increase in revenues year over year was due to an increase in sales of our Munzee and Eventzee product lines.  We are continuing to make improvements in our products and have expectations for continued growth in our Munzee and Eventzee apps, and we expect to see increased demand going forward.

Cost of Sales

Cost of sales increased $4,394 to $88,573 for the three months ended June 30, 2023 from $84,179 for the three months ended June 30, 2022. Cost of sales for the six months ended June 30, 2023 of $193,361 were up $18,945 from cost of sales of $174,416 for the six months ended June 30, 2022. The increase was a mainly a result of increased server and supporting software product costs offset by a decrease in physical product costs (inventory of physical products).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $25,332 to $454,124 for the three months ended June 30, 2023 from $428,792 for the three months ended June 30, 2022. Selling, general and administrative expenses for the six months ended June 30, 2023 of $896,993 were up $31,923 from $865,070 for the six months ended June 30, 2022. The increase is primarily due to an increase in accounting, salary, external software developers, insurance, and travel expenses, offset by a decrease in rent, and slight decrease in marketing, general office, and postage expenses.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2023 of ($11,643) was $176,372 lower than other income (expense) of $164,729 for the three months ended June 30, 2022. Total other income (expense) for the six months ended June 30, 2023 of $($23,199) was down $175,880 from $152,681 for the six months ended June 30, 2022. The change is primarily driven by the forgiveness of accrued interest related to our second Paycheck Protection Program (PPP) loan which was forgiven in 2022. Interest expense and other income (expense) remained relatively stable.

Net Income

As a result of the above, we reported net income (loss) of $25,202 and ($22,639) for the three and six months ended June 30, 2023 compared to net income of $144,497 and $121,850 for the three and six months ended June 30, 2022.

Liquidity and Capital Resources

Introduction

As of June 30, 2023, we had current assets of $638,061, including cash of $600,461, and current liabilities of $1,060,219, resulting in a working capital deficit of $422,158. In addition, we had a total stockholders’ deficit of $68,925 at June 30, 2023.

During the six months ended June 30, 2023, we used net cash of $140,702. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $5,008 from operating activities for the six months ended June 30, 2023. A net loss of $22,639 and increases in accounts receivable of $8,731 and decreases in accounts payable of $2,119 were partially offset by $23,497 of non-cash expenses, a decrease of $1,468 of prepaid expenses and increases in liabilities of $3,516.

By comparison, we provided net cash of $38,239 from operating activities for the six months ended June 30, 2022. Net income of $121,850, non-cash expenses of $70,813, a decrease in prepaid and other assets of $1,929 and increases of our accounts payable of $18,171 and accrued expenses of $5,438 were partially offset by loan forgiveness of $176,441 and increases in accounts receivable of $722.

                We used $130,597 and $62,952 for capitalized software development costs the six months ended June 30, 2023 and 2022; respectively.

Financing activities used $5,097 and $4,958 for auto loan payments for the six months ended June 30, 2023 and 2022, respectively.

Notes Payable – Related Party

As of June 30, 2023, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2023. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the six month period ended June 30, 2023, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (8)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

21.1(13)	Subsidiaries of Freeze Tag Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: August 14, 2023	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

