Form 10-Q
period 2023-09-30
Freeze Tag, Inc.
filed 2023-11-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2023, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2023

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

The results for the period ended September 30, 2023 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 31, 2023.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$504,430	$741,163
Accounts receivable	23,613	16,875
Prepaid expenses and other current assets	19,656	13,462
Total current assets	547,699	771,500

Property and equipment, net	13,206	20,197
Intangible assets, net	-	-
Capitalized software. net	545,100	370,639
Other assets	853	853

Total assets	$1,106,858	$1,163,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$154,637	$164,541
Accrued expenses	501,152	493,962
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	10,494	10,268
Total current liabilities	1,053,651	1,056,139

Notes payable, net of current portion	155,357	163,255
Other long-term liabilities	5,769	8,917
Total liabilities	1,214,777	1,228,311

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,319,239	9,290,829
Common stock payable	16,800	16,800
Accumulated deficit	(9,444,778)	(9,373,571)
Total stockholders’ deficit	(107,919)	(65,122)

Total liabilities and stockholders’ deficit	$1,106,858	$1,163,189

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$533,229	$556,447	$1,624,143	$1,565,102

Operating costs and expenses:
Cost of sales	100,872	99,812	294,233	274,228
Selling, general and administrative expenses	469,817	409,714	1,366,810	1,274,784

Total operating costs and expenses	570,689	509,526	1,661,043	1,549,012

Income (loss) from operations	(37,460)	46,921	(36,900)	16,090

Other income (expense):
Gain on debt extinguishment	-	-	-	176,441
Interest expense, net	(11,108)	(11,803)	(34,307)	(35,563)

Total other income (expense)	(11,108)	(11,803)	(34,307)	140,878

Net income (loss)	(48,568)	$35,118	(71,207)	$156,968

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	306,109,123	75,056,123	325,863,241

Income per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series B		Series C				Additional	Common	Retained
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,290,829	$16,800	$(9,373,571)	$(65,122)
Imputed interest on related party debt	-	-	-	-	-	-	9,367	-	-	9,367
Net loss	-	-	-	-	-	-	-	-	(47,841)	(47,841)

Balance, March 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,300,196	$16,800	$(9,421,412)	$(103,596)
Imputed interest on related party debt	-	-	-	-	-	-	9,469	-	-	9,469
Net income	-	-	-	-	-	-	-	-	25,202	25,202

Balance, June 30, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,309,665	$16,800	$(9,396,210)	$(68,925)
Imputed interest on related party debt	-	-	-	-	-	-	9,574	-	-	9,574
Net loss	-	-	-	-	-	-	-	-	(48,568)	(48,568)

Balance, September 30, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,319,239	$16,800	$(9,444,778)	$(107,919)

Balance, December 31, 2021	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$(9,574,272)	$(303,807)

Imputed interest on related party debt	-	-	-	-	-	-	9,366	-	-	9,366
Net loss	-	-	-	-	-	-	-	-	(22,647)	(22,647)

Balance, March 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,262,211	$16,800	$(9,596,919)	$(317,088)

Imputed interest on related party debt	-	-	-	-	-	-	9,470	-	-	9,470
Net income	-	-	-	-	-	-	-	-	144,497	144,497

Balance, June 30, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,271,681	$16,800	$(9,452,422)	$(163,121)

Imputed interest on related party debt	-	-	-	-	-	-	9,574	-	-	9,574
Net income	-	-	-	-	-	-	-	-	35,118	35,118

Balance, September 30, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,281,255	$16,800	$(9,417,304)	$(118,429)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(71,207)	$156,968
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	14,663	75,481
Imputed interest expense	28,410	28,410
Forgiveness of debt	-	(176,441)
Changes in operating assets and liabilities:
Accounts receivable	(6,738)	(2,263)
Prepaid expenses and other current assets	(6,194)	(766)
Accounts payable	(9,904)	21,230
Accrued expenses	1,878	8,520
Other	2,164	(764)

Net cash provided (used) by operating activities	(46,928)	110,375

Cash flows from investing activities:
Capitalized software costs	(182,133)	(112,165)

Net cash used by investing activities	(182,133)	(112,165)

Cash flows from financing activities:
Payments on notes payable	(7,672)	(7,459)

Net cash used by financing activities	(7,672)	(7,459)

Net decrease in cash	(236,733)	(9,249)
Cash at the beginning of the period	741,163	752,826

Cash at the end of the period	$504,430	$743,577

Supplemental disclosure:
Cash paid for income taxes	$1,500	$2,737
Cash paid for interest expense	$438	$657

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2023

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

The Company had no stock-based compensation expense recognized in its statements of operations for the nine months ended September 30, 2023 and 2022.

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

For the three and nine months ended September 30, 2023, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive. For the three and nine months ended September 30, 2022, the diluted weighted average number of shares includes 13,303,000 common shares issuable upon conversion of Series B preferred stock and 217,750,000 common shares issuable upon conversion of Series C preferred stock.  For the nine months ended September 30, 2022, diluted weighted average number of shares also includes 183,299 from outstanding stock options using the treasury stock method.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at September 30, 2023 and December 31, 2022.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed as found in ASC Subtopic 985-20. On a case-by-case basis, certain software development costs are capitalized once the technological feasibility of a product is established, and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the nine months ended September 30, 2023 or 2022.

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

At September 30, 2023 and December 31, 2022, the Company had $545,100 and $370,639 respectively, of capitalized software development costs in other assets on the balance sheet. The Company recognized amortization expense of $7,672 and $0 in the nine months ended September 30, 2023 and 2022, respectively.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no material impact on net earnings, financial position or cash flows.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $71,207 and used net cash of $236,733 for the nine months ended September 30, 2023. As of September 30, 2023, the Company had a working capital deficit of $505,952 and a total stockholders’ deficit of $107,919. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2023	December 31, 2022

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(49,186)	(42,195)

Net	$13,206	$20,197

Depreciation expense was $6,991 and $8,761 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2023	December 31, 2022

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(457,400)	(457,400)

Net	$-	$-

Amortization expense was $0 and $66,720 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2023	December 31, 2022
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2023	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2023	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2023	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, due in 2025	15,851	23,523
Small Business Loan, payable to financial institution, 3.75% interest, payments starting in June 2021, due in 2050	150,000	150,000

Total notes payable	$545,676	$553,348
Less current portion	390,319	390,093

Notes payable, net of current portion	$155,357	$163,255

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at September 30, 2023 and 2022. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of September 30, 2023 and 2022. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the nine months ended September 30, 2023 and 2022, total imputed interest expense was $28,409 which was recorded to additional paid-in capital.

Future maturities of notes payable as of September 30, 2023 are as follows:

December 31,	Amount
2023	$382,421
2024	10,569
2025	2,686
2026	-
2027	2,704
Thereafter	147,296
Notes Payable	$545,676

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of September 30, 2023.

There was no common stock activity during the nine months ended September 30, 2023 and 2022.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of September 30, 2023 and 2022, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the nine months ended September 30, 2023 and 2022.

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

There was no Series C preferred stock activity during the nine months ended September 30, 2023 and 2022.

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

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of September 30, 2023 and 2022, there were zero stock options outstanding under the 2006 Stock Option Plan.

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

The Company recognized $0 of stock-based compensation during the nine months ended September 30, 2023 and 2022. As of September 30, 2023, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of September 30, 2023, and changes during nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2022	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2023	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

No subsequent events to report.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the nine months ended September 30, 2023 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company recognized a net loss of $71,207 and used net cash of $236,733 for the nine months ended September 30, 2023. As of September 30, 2023, the Company had a working capital deficit of $505,952 and a total stockholders’ deficit of $107,919. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed as found in ASC Subtopic 985-20. On a case-by-case basis, certain software development costs are capitalized once the technological feasibility of a product is established, and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2023 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended September 30, 2023 of $533,229 were down $23,218 from revenues of $556,447 for the three months ended September 30, 2022. Revenues for the nine months ended September 30, 2023 of $1,624,143 were up $59,041 from revenues of $1,565,102 for the nine months ended September 30, 2022.  The primary reason for the increase in revenues year over year was due to an increase in sales of our Munzee and Eventzee product lines.  The decrease in revenues for the three months ended September 30, 2023 was primarily due to some unforeseen bugs that we encountered when we launched our updated backend software for Munzee.  Please see this blog post for more details on the software update and some of the issues that we encountered (and have since fixed): https://munzeeblog.com/letter-to-the-players/ . We believe that the long-term benefits of our new back-end software update outweigh the short-term challenges we have faced. We are confident that we are and will be able to continue to regain customer confidence and grow our business in the coming quarters, and we expect to see increased demand going forward.

Cost of Sales

Cost of sales increased $1,060 to $100,872 for the three months ended September 30, 2023 from $99,812 for the three months ended September 30, 2022. Cost of sales for the nine months ended September 30, 2023 of $294,233 were up $20,005 from cost of sales of $274,228 for the nine months ended September 30, 2022. The increase was a mainly a result of increased server and supporting software product costs offset by a decrease in physical product costs (inventory of physical products).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $60,103 to $469,817 for the three months ended September 30, 2023 from $409,714 for the three months ended September 30, 2022. Selling, general and administrative expenses for the nine months ended September 30, 2023 of $1,366,810 were up $92,026 from $1,274,784 for the nine months ended September 30, 2022. The increase is primarily due to an increase in accounting, salary, external software developers, insurance, and travel expenses, offset by a decrease in rent, and slight decrease in marketing, general office, and postage expenses.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2023 of ($11,108) was $695 lower than other income (expense) of ($11,803) for the three months ended September 30, 2022. Total other income (expense) for the nine months ended September 30, 2023 of ($34,307) was down $175,185 from $140,878 for the nine months ended September 30, 2022. The change is primarily driven by the forgiveness of accrued interest related to our second Paycheck Protection Program (PPP) loan which was forgiven in 2022. Interest expense and other income (expense) remained relatively stable.

Net Income

As a result of the above, we reported net income (loss) of ($48,568) and ($71,207) for the three and nine months ended September 30, 2023 compared to net income of $35,118 and $156,968 for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources Introduction

As of September 30, 2023, we had current assets of $547,699, including cash of $504,430, and current liabilities of $1,053,651, resulting in a working capital deficit of $505,952. In addition, we had a total stockholders’ deficit of $107,919 at September 30, 2023.

During the nine months ended September 30, 2023, we used net cash of $236,733. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $46,928 from operating activities for the nine months ended September 30, 2023. A net loss of $71,207 and increases in accounts receivable and prepaids of $12,932 and decreases in accounts payable of $9,904 were partially offset by $43,073 of non-cash expenses and increases in accrued liabilities of $4,042.

By comparison, we provided net cash of $110,375 from operating activities for the nine months ended September 30, 2022. Net income of $156,968, non-cash expenses of $103,981, and increases of our accounts payable of $21,230 and accrued expenses of $8,520 were partially offset by loan forgiveness of $176,441, increases in accounts receivable of $2,263 and increases in other, net of $1,530.

              We used $182,133 and $112,165 for capitalized software development costs during the nine months ended September 30, 2023 and 2022; respectively.

Financing activities used $7,672 and $7,459 for auto loan payments for the nine months ended September 30, 2023 and 2022, respectively.

Notes Payable – Related Party

As of September 30, 2023, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2023. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the nine month period ended September 30, 2023, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (8)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

21.1(13)	Subsidiaries of Freeze Tag Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.

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

Freeze Tag, Inc.

Dated: November 14, 2023	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

