Form 10-K
period 2023-12-31
Freeze Tag, Inc.
filed 2024-04-01
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2023: $443,144 based on the closing price of $0.014 on June 30, 2023 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 1, 2024, there were 75,056,123 shares of common stock, par value $0.00001, issued and outstanding.

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

Throughout 2023, we made progress on several objectives including continued development of our Munzee product offering, the expansion of our Eventzee custom scavenger hunt platform, and the ongoing development of a new location-based application.

Munzee Development and Live Operations

 Munzee continues to be our flagship product. In 2023, several new features were added to our Munzee app including:

•	NEW Capture Radius Booster that allows players to double their hand-capping and blasting radius.
•	Introduced separate Greeting Card layer on the map in order to allow more room for players to deploy at Munzee Events, etc.
•	NEW purchasable Stamps credit which allows players to deploy past collected greeting cards.
•	Integrated CuppaZee companion app into the Munzee infrastructure. In May of 2023, we announced that CuppaZee became a part of the Munzee family of apps. CuppaZee is a Munzee companion app and website that allows Munzee players to track their daily activity and ZeeOps progress, as well as keep track of items in their inventory and the locations of their bouncers. We continue to develop CuppaZee and have integrated extra gameplay stats and functionality that were in the Munzee website over to the CuppaZee app and website. For more information, see our release here: https://munzeeblog.com/welcome-cuppazee/ and visit CuppaZee at: https://cuppazee.app/
•	Revamped online web map to make it easier for players to deploy using the website.
•	Expanded QRates system to provide more repeatable gameplay by allowing players to deploy the Cubimals they’ve collected.

Munzee Backend Development

We also continued working on the server-side technology behind the Munzee mobile app. When the game was originally built, the technology options were much different than those available today.  The original technology choices that were originally made did not allow for an environment that was flexible enough to expand as the game continued to grow in popularity. Consequently, we embarked on a project in starting at the end of 2021, but engaged in more heavily in 2022 to migrate the old technology to a new platform that was concluded in 2023 that included the following changes to the Munzee backend technology:

•	Removed large amounts of hard-coded coded variables in the game and moved them to a database system that allows more flexibility in launching new items and updating existing items.
•	Converted hundreds of thousands of lines of code to a new code structure that is more efficient in debugging and executing, a structure that will continue to allow us to grow the game. We will continue refactoring this code to make it more and more efficient.
•	Created new tools that allowed our team to make use of the database driven system for items to enhance gameplay.
•	Began developing new software tests and checks that help our development team make less errors in the development process and allow for a shorter development time. This effort will continue in 2024.

As a result of these server-side changes, the Munzee platform is much more flexible and our development cycle has improved greatly. We also made great strides in our testing environment, building out a robust staging environment that allows us to test and tweak new features before they go live.

We are already starting to see the fruits of these changes in early 2024. We will release more information in the coming months.

Eventzee Development and Expanded Customer Base

During 2023, we continued the design and development process on a whole new admin interface for our Eventzee clients. When completed, several new features and capabilities will become available including:

•	A stream-lined user and intuitive interface that will speed the learning curve for new clients
•	The ability to create their own events and experience Eventzee in a trial mode
•	Access to a library of pre-made challenges
•	A new challenge type, which will bring the total to 8 challenge options, the most of any scavenger hunt app on the market
•	Two levels of administrative authorization
•	And many more features requested by clients

We plan on launching the new admin tool in Q2 of 2024.

The Eventzee team also continued to add and service high profile clients such as the Hoka, the popular shoe brand, Hyatt Vacation Club, and Games Workshop, to name a few.  Please see this link for additional references: https://eventzeeapp.com/blog/.

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

We beta launched the Painted Rocks App in 2022 to build an organic audience and receive feedback on the app’s features and benefits. During 2023, we continued to grow the Painted Rocks App player base through organic growth.

In 2024, we plan on making some improvements to the PRA based on what we’ve learned from customer feedback. In the latter half of 2024, we plan on introducing these new features and expanding the customer base.

Our Goals for 2024 and Beyond

As we look ahead to 2024, we plan to expand our topline revenue and move again to profitability.

We plan to introduce some exciting new features to our Munzee game that will expand our player demographic. We will introduce many new features, including the following:

•	Free daily game play that can be accessed by new players wherever there are in the world
•	New themes, graphics and artwork that will introduce new layers of gameplay
•	Music and sound effects that bring new energy excitement to the Munzee experience

In addition, our Eventzee app has shown continued year over year revenue growth. During 2024, we plan to add resources, both in terms of people and promotion, to the Eventzee platform to continue and accelerate the upward growth trajectory.

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

We have also announced our intention to grow through acquisition. During 2023, we continued to focus a great deal of effort on building a successful multi-state and worldwide team, developing communications, reporting, and working relationships to integrate all of the Freeze Tag employees and contractors into a cohesive, thriving worldwide team, and we believe that we are seeing the benefits of those efforts.

We still feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders.

During 2024 and beyond, we will continue to look for acquisition candidates and propose transactions in cases where it makes sense for both parties and will enhance the value of the company.

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

Distribution and Marketing

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, and the Google Play Store. We also sell to our players directly through our own web site http://www.freezetag.com and https://store.freezetag.com. We work with payment vendors like Shopify, Square and PayPal to process our online payments. In addition to publishing our smartphone games on direct-to-consumer digital storefronts, we also publish some of our titles on other platforms, such as the Facebook App Store, the Mac App Store and PC Download portals such as Big Fish Games and others.  Our focus for growth is with the direct-to-consumer digital storefronts, and revenues for the other platforms (Facebook app store, Mac App Store, and PC Download portals) have diminished in recent years, as we have not focused on them.

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

To help reduce the cost of acquiring downloads, we have use social networking mechanisms in our games to enable our best customers to do the marketing for us. Every time a satisfied player invites her friend to play one of our games, we have been introduced to a new potential customer without incurring a cost to entice that player to download the game. We will continue to design methods to encourage our players to invite their friends and spread the word about our games. Each time a user downloads one of our games from a friend referral without a direct expense from us, our user acquisition cost is lower, and therefore our profitability is potentially higher.

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

Description of Property

We maintain an executive office address in Tustin, California, at 360 E 1st Street, #450, Tustin, CA 92780, at a rate of $120 per year. We also maintain an office mailing address in McKinney, Texas.

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

We created a net loss of $205,198 for the year ended December 31, 2023. As of December 31, 2023, we had a working capital deficit of $607,650 and a total stockholders’ deficit of $232,336. We reported net cash used by operating activities of $165,400 for the year ended December 31, 2023. Management believes that by implementing cost reductions and continuing to grow our games and user base, operating cash flows will be sufficient to support our business plan. We will also continue to develop and launch new games to maximize revenues. There can be no assurance that we will be successful in these efforts.

Our ability to generate revenues from any of our games will depend on a number of factors, including our ability to satisfy consumer demand, identify appropriate commercialization strategies, and successfully market and sell our games. Our ultimate success will depend on many factors, including factors outside of our control. We may never successfully commercialize or achieve and sustain market acceptance of any of our games, our game operations may not generate sufficient revenue to support our business, and we may never reach the level of sales and revenues necessary to achieve and sustain profitability.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

Since 2017, we have relied on cash flow from operations to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2023, was $383,362, and our projected monthly expenditures rate is approximately $195,000. For the year ended December 31, 2023, our revenues were $2,115,547.

Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and competing market developments. Based on our current financial situation we may have difficulty continuing our operations at their current level, or at all, if we do not receive additional financing in the near future. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings or other financing. Any equity financing would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations. We anticipate that our existing capital resources will not be adequate to satisfy our operating expenses and capital requirements for any length of time. However, this estimate of expenses and capital requirements may prove to be inaccurate.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2023 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can better fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

As of December 31, 2023 and 2022, there were 75,056,123 outstanding shares of Common Stock, no outstanding shares of Series A Preferred Stock (“Series A Preferred”), 2,480,482 shares of Series B Preferred Stock (“Series B Preferred”), and 4,355,000 shares of Series C Preferred Stock (“Series C Preferred”). Our officers and directors own a significant portion of our outstanding voting rights on any matters that may be brought before our shareholders for a vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

ITEM 1C – CYBERSECURITY

We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect information from unauthorized access or attack, as well as secure our network and systems. Such processes include physical, procedural, and technical safeguards, tests on our systems, and routine review of our policies and procedures to identify risks and improve our practices. We engage certain external parties, including a third party company, Mission Cloud, to enhance our cybersecurity oversight.

Our Board of Directors provides direct oversight over cybersecurity risk and provides periodic updates to management regarding such oversight. The Board of Directors receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

Mission Cloud assists us in the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes related to our Amazon Web Services infrastructure, and we leverage that information to assess and help prepare us and our employees to address cybersecurity risks.

We are working to continue to improve our overall cybersecurity approach and plan to take any necessary steps to protect our information assets and operations from internal and external cyber threats in the event any such steps are recommended by Mission Cloud or other 3rd parties that we may engage to assist.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

ITEM 2 - PROPERTIES

We maintain an executive office address in Tustin, California, at 360 E 1st Street, #450, Tustin, CA 92780, at a rate of $120 per year. We also maintain an office mailing address in McKinney, Texas.

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

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2023 and 2022.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2023	First Quarter	$0.08	$0.01
	Second Quarter	$0.07	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.04	$0.01

2022	First Quarter	$0.04	$0.02
	Second Quarter	$0.04	$0.02
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.03	$0.02

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

Holders

As of December 31, 2023, there were 75,056,123 shares of our common stock outstanding held by approximately 128 holders of record of our common stock (not including those held by Cede & Co – The Depository Trust Company). Aggregate market value of the voting stock held by non-affiliates as of June 30, 2023: $443,144 based on the closing price of $0.014 of our common stock on June 30, 2023 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

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

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan (the “2006 Plan”). The 2006 Plan terminated during the year ended December 31, 2016. As of December 31, 2023, there were no options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

As of December 31, 2023, we had the following options outstanding:

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

We issued no unregistered securities during the three months ended December 31, 2023

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the year ended December 31, 2023 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like anticipates,” ”believes,” ”expects,” ”future,” ”intends,” ”plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2023 and 2022.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2023 and 2022, the Company reviewed the intangible assets and determined that no impairment was required.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2023 and 2022.

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

For the years ended December 31, 2023 and 2022, the diluted weighted average number of shares includes 13,303,000 common shares issuable upon conversion of Series B preferred stock and 217,750,000 common shares issuable upon conversion of Series C preferred stock.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements, other than the item listed above, has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

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

Revenues increased $16,492 to $2,115,547 for the year ended December 31, 2023 from $2,099,055 for the year ended December 31, 2022. The increase was mainly due to a 65% increase in revenues of our Eventzee app (compared to 2022) partially offset by slightly lower revenues from other games. Our Eventzee app saw the increase in revenues due to increased marketing efforts and the newly re-designed app.

Cost of Sales

Cost of sales increased $62,032 to $428,656 for the year ended December 31, 2023 from $366,624 for the year ended December 31, 2022. The increase was a result of $30,688 of capitalized software amortization, increased costs in server and backend technology as our Munzee and Eventzee games increased in the numbers of players using the games, as well as additional server technology needed to develop out a more robust staging and testing environment for Munzee. We have since been able to begin scaling back those increases in server and technology costs, and should see those reduce in 2024, but will continue to amortize the capitalized production costs in the coming years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $185,591 to $1,844,861 for the year ended December 31, 2023 from $1,659,270 for the year ended December 31, 2022. The increase was primarily a result of an increase in payroll expenses (including contract engineering resources hired to help us finish the re-development of our updated Munzee backend and infrastructure), health insurance and other insurance, offset by a decrease in marketing expense, some of our general office expenses, and rent expense.

Other Income (Expense)

Total other income (expense) of ($45,396) for the year ended December 31, 2023 was down $174,491 from $129,095 for the year ended December 31, 2022. The change was primarily driven by the recognition of revenue from the forgiveness of our second PPP loan of $176,441 in 2022. The remaining amounts relate to interest expense comprised primarily of imputed interest accrued for the entire year on the related party debt. For the year ended December 31, 2023, interest expense of ($45,396) was relatively consistent with prior year amounts. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution to capital.

Provision for Income Taxes

The provision for income taxes was $1,832 and $1,555 for the years ended December 31, 2023 and 2022, respectively.

Net Income (Loss)

As a result of the above, we reported net loss of ($205,198) and net income of $200,701 for the years ended December 31, 2023 and 2022, respectively. The net income in 2023 was overall due to comparable revenues between 2023 and 2022 and much higher costs in 2023. The net income in 2023 and 2022 both include non-cash expenses such as imputed interest.

Liquidity and Capital Resources

Introduction

As of December 31, 2023, we had current assets of $423,768, including cash of $383,362, and current liabilities of $1,031,418, resulting in a working capital deficit of $607,650. In addition, we had a total stockholders’ deficit of $232,336 on December 31, 2023.

From a financial perspective, one of our focuses in 2023 was to improve the backend technology related to our Munzee game, which took a portion of our cash. Properly managing cash allows the company to move forward in development and growth without borrowing funds from investors or third parties. Freeze Tag management made a concentrated effort on managing cash flow during 2023 while contracting additional engineering resources to facilitate the improvement of the Munzee game backend technology.  In 2024, we have reduced this spend, and will continue to focus on cash management.

During the years ended December 31, 2023 and 2022, operating activities used ($165,400) in 2023, while providing $165,332 in net cash for 2022, respectively. Management believes that by continuing cost reductions and realizing cost efficiencies, operating cash flows will be sufficient to support our business plan. We will also continue to update and launch new components of our games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash used by operating activities was $165,400 for the year ended December 31, 2023 mainly as a result of our net loss of $205,198, increases in accounts receivable and prepaids of $10,069 and decreases in accounts payable and accrued expenses of $30,334. These are partially offset by non-cash expenses totaling $77,994 and increased liabilities of $2,207.

By comparison, net cash provided by operating activities was 165,332 for the year ended December 31, 2022 mainly as a result of our net income of $200,701, non-cash expenses totaling $116,680 and increases in accounts payable and accrued expenses of $31,274. These are partially offset by forgiveness of our PPP loan of $176,441, increases in accounts receivable of $3,705 and other assets of $3,450, and a decrease in other liabilities of $5,640.

Net cash used by investing activities was $182,133 for the year ended December 31, 2023 and $167,015 for the year ended December 31, 2022 as a result of capitalized software.

Net cash used by financing activities for the years ended December 31, 2023 and 2022 of $10,268 and $9,980, respectively, were a result of loan payments on our vehicle.

Notes Payable – Related Party

As of December 31, 2023, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2024. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. The fixed conversion price is $0.02 per share.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freeze Tag, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeze Tag, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and consolidated cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Other Assets

As discussed in Note 2 to the financial statements, the Company has capitalized software development costs in accordance with ASC 985-20.

Auditing management’s calculation of the fair value of capitalized software can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the capitalized software.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2008.

The Woodlands, TX

April 1, 2024

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS

Current assets:
Cash	$383,362	$741,163
Accounts receivable	20,298	16,875
Prepaid expenses and other current assets	20,108	13,462
Total current assets	423,768	771,500

Property and equipment, net	10,875	20,197
Intangible assets, net	-	-
Capitalized software, net	522,084	370,639
Other assets	853	853

Total assets	$957,580	$1,163,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$143,842	$164,541
Accrued expenses	489,639	493,962
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	10,569	10,268
Total current liabilities	1,031,418	1,056,139

Notes payable – related party, net of current portion	-	-
Notes payable – net of current portion	152,686	163,255
Other long-term liabilities	5,812	8,917

Total liabilities	1,189,916	1,228,311

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 issued and outstanding at December 31, 2023 and 2022	25	25
Series C; 4,355,000 shares issued and outstanding at December 31, 2023 and 2022	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding at December 31, 2023 and 2022	751	751
Additional paid-in capital	9,328,813	9,290,829
Common stock payable	16,800	16,800
Accumulated deficit	(9,578,769)	(9,373,571)
Total stockholders’ deficit	(232,336)	(65,122)

Total liabilities and stockholders’ deficit	$957,580	$1,163,189

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Revenues	$2,115,547	$2,099,055

Operating costs and expenses:
Cost of sales	428,656	366,624
Selling, general and administrative expenses	1,844,861	1,659,270

Total operating costs and expenses	2,273,517	2,025,894

Income (loss) from operations	(157,970)	73,161

Other income (expense):
Gain on extinguishment of debt		176,441
Interest expense	(45,396)	(47,346)

Total other income (expense), net	(45,396)	129,095

Income (loss) before income taxes	(203,366)	202,256

Provision for income taxes	1,832	1,555

Net income (loss)	$(205,198)	$200,701

Weighted average number of common shares outstanding – basic	75,056,123	75,056,123
Weighted average number of common shares outstanding – diluted	75,056,123	306,109,123

Net loss per common share – basic and diluted	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2023 and 2022

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, December 31, 2021	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,252,845	$16,800	$(9,574,272)	$(303,807)

Imputed interest on related party debt	-	-	-	-	-	-	37,984	-	-	37,984
Net income	-	-	-	-	-	-	-	-	200,701	200,701

Balance, December 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,290,829	$16,800	$(9,373,571)	$(65,122)

Imputed interest on related party debt	-	-	-	-	-	-	37,984	-	-	37,984
Net loss	-	-	-	-	-	-	-	-	(205,198)	(205,198)

Balance, December 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,328,813	$16,800	$(9,578,769)	$(232,336)

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(205,198)	$200,701
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	40,010	78,696
Imputed interest on related party debt	37,984	37,984
Forgiveness of debt		(176,441)
Changes in operating assets and liabilities:
Accounts receivable	(3,423)	(3,705)
Prepaid expenses and other current assets	(6,646)	(987)
Other assets		3,450
Accounts payable	(20,699)	24,227
Accrued expenses	(9,635)	7,047
Other current and noncurrent liabilities	2,207	(5,640)

Net cash provided (used) by operating activities	(165,400)	165,332

Cash flows from investing activities:
Capitalized software costs	(182,133)	(167,015)

Net cash used by investing activities	(182,133)	(167,015)

Cash flows from financing activities:
Payments on notes payable	(10,268)	(9,980)

Net cash used by financing activities	(10,268)	(9,980)

Net change in cash	(357,801)	(11,663)
Cash at the beginning of the year	741,163	752,826

Cash at the end of the year	$383,362	$741,163
Supplemental disclosure:
Cash paid for income taxes	$2,300	$7,555
Cash paid for interest	$6,171	$840

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Freeze Tag, Inc. (“Freeze Tag” or the “Company”) is a leading creator of mobile location-based games for consumers and businesses. The Company also offers gaming technology and services to businesses that want to leverage mobile gaming in their marketing and branding programs.

Beginning in the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, sells merchandise to the geocaching industry. The LLC was filed with the State of Florida on September 3, 2019.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. At December 31, 2023 and 2022 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company determined that no allowances for sales returns and doubtful accounts were required at December 31, 2023 and 2022.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2023 and 2022, the Company reviewed the intangible assets and determined that no impairment was required.

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

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, it includes the option in the determination of the lease term and lease liability. The Company had one operating lease related to it's office space in Texas which ended in December 2021. The Company recognized $0 in operating lease costs for the years ended December 31, 2023 and 2022.

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

The Company had stock-based compensation expense recognized in its consolidated statements of operations of $0 for the years ended December 31, 2023 and 2022 respectively.

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

For the years ended December 31, 2022, the diluted weighted average number of shares includes 13,303,000 common shares issuable upon conversion of Series B preferred stock and 217,750,000 common shares issuable upon conversion of Series C preferred stock.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2023 and 2022.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for years ended December 31, 2023 or 2022.

Based on the previous trends in the Company’s business, management has determined the expected shelf life of the majority of a game’s revenue will be realized over a  five-year period and will expense capitalized production costs from the date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) would be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At December 31, 2023 and 2022, the Company had $522,084 and $370,639 respectively, of net capitalized software development costs in other assets on the balance sheet. The Company recognized amortization expense of $30,688 and $0 in the years ended December 31, 2023 and 2022.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $205,198 for the year ended December 31, 2023. As of December 31, 2023, the Company had a working capital deficit of $607,650 and a total stockholders’ deficit of $232,336. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2023	2022

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation and amortization	(51,517)	(42,195)

Net	$10,875	$20,197

Depreciation expense was $9,322 and $11,976 for the years ended December 31, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2023	2022

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated amortization	(457,400)	(457,400)

Net	$-	$-

Amortization expense was $0 and $66,720 for the years ended December 31, 2023 and 2022. The intangible assets were amortized on a straight-line basis over an estimated useful life of 5 years.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

Our capitalized software costs are summarized as follows:

	December 31, 2023	December 31, 2022
Gross carrying amount	$552,772	$370,639
Accumulated amortization	(30,688)	-
Net capitalized software costs	$522,084	$370,639

Amortization expense related to capitalized software costs was $30,688 and $0 for the years ended December 31, 2023 and 2022, respectively, and is recorded as cost of revenue in the consolidated statements of operations.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2023:

FY24	$96,684
FY25	$110,555
FY26	$110,555
FY27	$110,555
FY28	$79,868
Thereafter	$13,869

$522,084

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at December 31:

	2023	2022
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2024	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2024	186,450	186,450
Convertible note payable to Mick Donahoo, non-Interest bearing, maturing on December 31, 2024	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, monthly payments of $901, due in 2025	13,255	23,523
Small Business Loan, payable to financial institution, 3.75% interest, monthly payments of $731 starting in November 2022, due in 2050	150,000	150,000

Total notes payable	$543,080	$553,348
Less current portion	390,394	390,093

Notes payable, net of current portion	$152,686	$163,255

On January 25, 2021, the Company received a U.S. Small Business Administration Loan under the Paycheck Protection Program (PPP Loan) primarily for payroll costs related to the COVID-19 crisis in the amount of $174,421. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date five years from the date of the funding of the loan and no payments are due for six months. Pursuant to the terms of the PPP Loan, the Company may apply for forgiveness of the amount due on the PPP Loan in an amount equal to the sum of the following costs incurred by the Company during the 8-week period (or any other period that may be authorized by the U.S. Small Business Association) beginning on the date of first disbursement of the loan: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 25% of the amount forgiven can be attributable to non-payroll costs. The Company applied for and received loan forgiveness in 2022.

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2023 and 2022. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2023 and 2022. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution in capital. Imputed interest expense on notes payable – related party was $37,984 for the years ended December 31, 2023 and 2022.

Future maturities of notes payable as of December 31, 2023 are as follows:

2024	$390,394
2025	2,686
2026	-
2027	2,704
2028	3,305
Thereafter	143,991
Notes Payable	$543,080

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of December 31, 2023 and 2022. There was no common stock activity during years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of December 31, 2023 and 2022, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

Series A Preferred Stock

The Company’s Series A Preferred Stock has 1,000 shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) the shares are automatically redeemed by the Company in the event: (a) Mr. Holland is no longer an officer, director or consultant with the Company, or (b) the Company’s common stock is listed on a national exchange, if the listing rules require the shares to be eliminated; (v) no call rights by the Company; (vi) non-transferable; and (vii) the aggregate 1,000 shares have votes equal to 51% of the then-outstanding voting rights of the Company (including all common stock and any other series of preferred stock) on any matter properly brought before the Company’s stockholders for a vote. There was no Series A Preferred Stock activity during years ended December 31, 2023 and 2022.

Series B Preferred Stock

The Company’s Series B preferred stock has 2,700,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights. The holders of the Series B preferred stock cannot convert their shares of Series B preferred stock if such conversion would cause the holder to beneficially own more than 4.99% of our then-outstanding common stock. There was no Series B Preferred Stock activity during years ended December 31, 2023 and 2022.

Series C Preferred Stock

The Company’s Series C Preferred Stock has 4,500,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) each shares votes on an “as converted” basis, such that each share currently has 50 votes on all matters brought before the Company’s common stockholders for a vote. There was no Series C Preferred Stock activity during years ended December 31, 2023 and 2022.

Stock Options

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of December 31, 2023 and 2022, there were no stock options outstanding under the 2006 Stock Option Plan.

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. As of December 31, 2023 and 2022, there were 7,762,821 stock options outstanding under the 2017 Stock Option Plan.

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

The Company recorded no stock-based compensation expense during the years ended December 31, 2023 and 2022. As of December 31, 2023, there is no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations.

A summary of the status of the stock options issued by the Company under both plans as of December 31, 2023, and changes during the years ended December 31, 2023 and 2022 is presented below:

Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2021	7,768,421	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2022	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2023	7,762,821	$0.024

The outstanding options expire on various dates beginning in 2027 through 2029.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2023 and 2022. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2023 and 2022. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

In November of 2022, the Company closed its physical office space, and now maintain an executive office address in Tustin, California, at 360 E 1st Street, #450, Tustin, CA 92780, at a rate of $120 per year. During 2022, the Company leased a production office in Texas located at 201 ½ E. Virginia, Suite 8, McKinney, TX 75069.  The Company was on a one-year lease at a monthly lease payment of $600.  This lease ended December 2022. Effective, January 15, 2023, the Company closed that facility. As a result, the Company began outsourcing its physical production, and now pays a month-to-month rental fee of $500 per month to store production materials. However, it still maintains an office mailing address in McKinney, Texas.

Total rent expense under all operating leases was $6,600 and $23,900 for the years ended December 31, 2023 and 2022, respectively.

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

The provision for income taxes was $1,832 and $1,555 for the years ended December 31, 2023 and 2022, respectively.

For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2037. The net operating loss as of December 31, 2023 and 2022 was $3,611,438 and $4,442,685, respectively. The Company experienced a Section 382 change of ownership in connection with the Merger in 2017, thereby subjecting net operating loss carryovers generated previously to limitations on utilization. To-date, these limitations have not had an impact on the Company’s reported income tax.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2023	2022

Deferred tax asset	$1,705,443	$1,546,841
Valuation allowance	(1,705,443)	(1,546,841)

Net	$-	$-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2023 and 2022, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2023, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in the 2013 Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2023.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, we determined that there was a control deficiency that constituted a material weakness:

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

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2023.

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

Name	Age	Position

Craig Holland	63	Chief Executive Officer, Chief Creative Officer, and Director

Robert D. Vardeman, Jr.	48	President and Director

Mick Donahoo	54	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

Robert D. Vardeman	70	Director

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

Board Meetings and Committees

During the 2023 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2023, 2022, and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2023	171,600	-	-	-	-	-	-	171,600
CEO	2022	171,600	250	-	-	-	-	-	171,850
	2021	159,600	500	-	-	-	-	-	160,100

Robert D. Vardeman, Jr.	2023	171,600	-	-	-	-	-	-	171,600
President	2022	171,600	250	-	-	-	-	-	171,850
	2021	120,000	500	-	-	-	-	-	120,500

Mick Donahoo	2023	171,600	-	-	-	-	-	-	171,600
CFO	2022	171,600	250	-	-	-	-	-	171,850
	2021	159,600	500	-	-	-	-	-	160,100

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

Robert D. Vardeman, Jr.	-	-	-	-	-	-	-

Robert D. Vardeman	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2023:

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

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2024, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(1)

As of March 31, 2024, there were 75,056,123 shares of common stock outstanding (post reverse stock split). Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(6)

Calculated based on the total votes currently outstanding (does not include votes from shares underlying promissory notes, options or warrants). As of March 31, 2024, there was a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

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

(1)

As of March 31, 2024, there were 4,355,000 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible and votes at 50 to 1. Shares of Series C Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

ITEM 13 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable – Related Party

On July 25, 2017, we entered into an Amendment No. 1 to a Promissory Note with Craig Holland, our Chief Executive Officer, under which we agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement and entered into by and between the parties (the “Holland Salary Note”) in order to (i) make the Holland Salary Note non-interest bearing, (ii) change the conversion price from a variable price to $0.02 per share, and (iii) waive all interest due and owing under the Holland Salary Note. The description of the Holland Salary Note set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

On July 25, 2017, we entered into an Amendment No. 1 to a Promissory Note with Mick Donahoo, our Chief Financial Officer, under which we agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement and entered into by and between the parties (the “Donahoo Salary Note”) in order to (i) make the Donahoo Salary Note non-interest bearing, (ii) change the conversion price from a variable price to $0.02 per share, and (iii) waive all interest due and owing under the Donahoo Salary Note. The description of the Donahoo Salary Note set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

On July 25, 2017, we entered into an Amendment No. 1 to a Promissory Note with Craig Holland, our Chief Executive Officer, under which we agreed to amend the terms of that certain Convertible Promissory Note dated December 31, 2013, as extended by agreement and entered into by and between the parties (the “Holland Note”) in order to make the Holland Note non-interest bearing, (ii) make the Holland Note non-convertible, and (iii) waive all interest due and owing under the Holland Note. The description of the Holland Note set forth in this report is qualified in its entirety by reference to the full text of the “form of” document, which is incorporated herein by reference.

As of December 31, 2023, and 2022, we owed a total of $372,900 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer under these related party notes payable.

Imputed interest expense on the related party notes payable, calculated at 10% per annum, totaled $37,984 for the years ended December 31, 2023 and 2022. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution to capital.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2023 and 2022, M&K CPAS, PLLC charged us $49,250 and $47,000, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2023 and 2022, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2023 and 2022, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2023 and 2022, 100% was approved by the entire Board of Directors.

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

Freeze Tag, Inc.

Dated: April 1, 2024		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: April 1, 2024		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2024		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director and Chief Executive Officer

Dated: April 1, 2024		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer

Dated: April 1, 2024		/s/ Rob Vardeman
	By:	Rob Vardeman
	Its:	Director and President

Dated: April 1, 2024		/s/ Don Vardeman
	By:	Don Vardeman
	Its:	Director

