Form 10-Q
period 2024-06-30
Freeze Tag, Inc.
filed 2024-08-14
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2024, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED JUNE 30, 2024

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

The results for the period ended June 30, 2024 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash	$123,750	$383,362
Accounts receivable	22,935	20,298
Prepaid expenses and other current assets	15,213	20,108
Total current assets	161,898	423,768

Property and equipment, net	6,214	10,875
Capitalized software, net	476,052	522,084
Other assets	1,603	853

Total assets	$645,767	$957,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$129,093	$143,842
Accrued expenses	501,026	489,639
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	8,009	10,569
Total current liabilities	1,025,496	1,031,418

Notes payable, net of current portion	150,000	152,686
Other long-term liabilities	133	5,812
Total liabilities	1,175,629	1,189,916

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,347,753	9,328,813
Common stock payable	16,800	16,800
Accumulated deficit	(9,895,235)	(9,578,769)
Total stockholders’ deficit	(529,862)	(232,336)

Total liabilities and stockholders’ deficit	$645,767	$957,580

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$512,576	$579,542	$981,522	$1,090,914

Operating costs and expenses:
Cost of sales	110,916	88,573	217,181	193,361
Selling, general and administrative expenses	489,081	454,124	1,058,894	896,993

Total operating costs and expenses	599,997	542,697	1,276,075	1,090,354

Income (loss) from operations	(87,421)	36,845	(294,553)	560

Other income (expense):

Interest expense, net	(10,947)	(11,643)	(21,913)	(23,199)

Total other income (expense)	(10,947)	(11,643)	(21,913)	(23,199)

Net income (loss)	(98,368)	$25,202	(316,466)	$(22,639)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	306,109,123	75,056,123	75,056,123

Income per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,328,813	$16,800	$(9,578,769)	$(232,336)
Imputed interest on related party debt	-	-	-	-	-	-	9,470	-	-	9,470
Net loss	-	-	-	-	-	-	-	-	(218,098)	(218,098)

Balance, March 31, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,338,283	$16,800	$(9,796,867)	$(440,964)
Imputed interest on related party debt	-	-	-	-	-	-	9,470	-	-	9,470
Net loss	-	-	-	-	-	-	-	-	(98,368)	(98,368)

Balance, June 30, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,347,753	$16,800	$(9,895,235)	$(529,862)

Balance, December 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,290,829	$16,800	$(9,373,571)	$(65,122)

Imputed interest on related party debt	-	-	-	-	-	-	9,367	-	-	9,367
Net loss	-	-	-	-	-	-	-	-	(47,841)	(47,841)

Balance, March 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,300,196	$16,800	$(9,421,412)	$(103,596)

Imputed interest on related party debt	-	-	-	-	-	-	9,469	-	-	9,469
Net income	-	-	-	-	-	-	-	-	25,202	25,202

Balance, June 30, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,309,665	$16,800	$(9,396,210)	$(68,925)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(316,466)	$(22,639)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	50,693	4,661
Imputed interest expense	18,940	18,836
Changes in operating assets and liabilities:
Accounts receivable	(2,637)	(8,731)
Prepaid expenses and other current assets	4,895	1,468
Other assets	(750)	-
Accounts payable	(14,749)	(2,119)
Accrued expenses	6,075	1,395
Other	(367)	2,121

Net cash used by operating activities	(254,366)	(5,008)

Cash flows from investing activities:
Capitalized software costs	-	(130,597)

Net cash used by investing activities	-	(130,597)

Cash flows from financing activities:
Payments on notes payable	(5,246)	(5,097)

Net cash used by financing activities	(5,246)	(5,097)

Net decrease in cash	(259,612)	(140,702)
Cash at the beginning of the period	383,362	741,163

Cash at the end of the period	$123,750	$600,461

Supplemental disclosure:
Cash paid for income taxes	$1,500	$1,500
Cash paid for interest expense	$1,477	$147

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2024

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

The Company had no stock-based compensation expense recognized in its statements of operations for the six months ended June 30, 2024 and 2023.

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

For the three and six months ended June 30, 2024 and the six months ended June 30, 2023, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive. For the three months ended June 30, 2023, the diluted weighted average number of shares includes 13,303,000 common shares issuable upon conversion of Series B preferred stock and 217,750,000 common shares issuable upon conversion of Series C preferred stock.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at June 30, 2024 and December 31, 2023.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the six months ended June 30, 2024 or 2023

Based on the previous trends in the Company’s business, management has determined the expected shelf life of the majority of a game’s revenue will be realized over a three to five-year period and will expense capitalized production costs from the date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) would be launched on different release dates because product development cycles may differ and distribution partner release policies may differ.

At June 30, 2024 and December 31, 2023, the Company had $476,052 and $522,084 respectively, of capitalized software development costs in other assets on the balance sheet. The Company recognized amortization expense of $46,032 and $0 in the six months ended June 30, 2024 and 2023, respectively.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2024 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $316,466 and used net cash in operations of $254,366 for the six months ended June 30, 2024. As of June 30, 2024, the Company had a working capital deficit of $863,598 and a total stockholders’ deficit of $529,862. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2024	December 31, 2023

Vehicle	$46,609	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	62,392	62,392
Less accumulated depreciation	(56,178)	(51,517)

Net	$6,214	$10,875

Depreciation expense was $4,661 for the six months ended June 30, 2024 and 2023.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2024	December 31, 2023

Intellectual property	$307,100	$307,100
Customer base	142,000	142,000
Non-compete agreements	8,300	8,300
Less accumulated depreciation	(457,400)	(457,400)

Net	$-	$-

Amortization expense was $0 for the six months ended June 30, 2024 and 2023.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

Our capitalized software costs are summarized as follows:

	June 30, 2024	December 31, 2023
Gross carrying amount	$552,772	$552,772
Accumulated amortization	(76,720)	(30,688)
Net capitalized software costs	$476,052	$522,084

Amortization expense related to capitalized software costs was $46,032 and $0 for the six months ended June 30, 2024 and 2023, respectively, and is recorded as cost of revenue in the consolidated statements of operations.

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2024:

Remainder of FY24	$50,654
FY25	$110,555
FY26	$110,555
FY27	$110,555
FY28	$79,868
Thereafter	$13,865

$476,052

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2024	December 31, 2023
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2024	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2024	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2024	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, monthly payments of $901, due in 2025	8,009	13,255
Small Business Loan, payable to financial institution, 3.75% interest, monthly payments of $731, due in 2050	150,000	150,000

Total notes payable	$537,834	$543,080
Less current portion	387,834	390,394

Notes payable, net of current portion	$150,000	$152,686

On May 18, 2020, the Company received an additional U.S. Small Business Administration Loan (SBA Loan) in the amount of $150,000 to alleviate continued economic injury caused the COVID-19 crisis. The SBA Loan has a fixed interest rate of 3.75% and matures in thirty years from the date of the loan. Payments were scheduled to begin twelve months from the effective date in a fixed amount of $731 per month. All payments will be applied to interest first. This loan is secured by the general assets of the Company. The SBA Loan has since indicated that the first payments are not required to begin until 30 months from the date of the note. Subsequent to June 30, 2024, the Company received a temporary reduction in payments for this loan and will only pay $73 monthly from August 2024 to January 2025, after which normal payments will resume.

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

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the six months ended June 30, 2024 and 2023, total imputed interest expense was $18,940 and $18,836; respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of June 30, 2024 are as follows:

December 31,	Amount
2024	$385,148
2025	2,686
2026	-
2027	2,704
2028	3,305
Thereafter	143,991
Notes Payable	$537,834

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of June 30, 2024. There was no common stock activity during the six months ended June 30, 2024 and June 30, 2023.

As of June 30, 2024 and 2023, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of June 30, 2024 and 2023, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the six months ended June 30, 2024 and 2023.

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

There was no Series C preferred stock activity during the six months ended June 30, 2024 and 2023.

Stock Options

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of June 30, 2024 and 2023, there were no stock options outstanding under the 2006 Stock Option Plan.

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. As of June 30, 2024 and 2023, there were 7,762,821 stock options outstanding under the 2017 Stock Option Plan.

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

The Company recognized $0 of stock-based compensation during the six months ended June 30, 2024 and 2023. As of June 30, 2024, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of June 30, 2024, and changes during six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2023	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2024	7,762,821	$0.024

All outstanding options are exercisable.  The outstanding options expire on various dates beginning in 2027 through 2029, with a weighted average remaining contractual life of 5.1 years

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On July 24, 2024, the company received approval from the SBA to reduce the EIDL Loan payments to $73.10 per month (from $731.10 per month) beginning in August 2024, for a period of 6 months.  This will likely cause an expected balloon payment in 2050 at the end of the loan but are awaiting final details from the SBA and will report on this in the next quarterly filing.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the six months ended June 30, 2024 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company recognized a net loss of $316,466 and used net cash of $254,366 in operations for the six months ended June 30, 2024. As of June 30, 2024, the Company had a working capital deficit of $863,598 and a total stockholders’ deficit of $529,862. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2024 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended June 30, 2024 of $512,576 were down $66,966 from revenues of $579,542 for the three months ended June 30, 2023. Revenues for the six months ended June 30, 2024 of $981,522 were down $109,392 from revenues of $1,090,914 for the six months ended June 30, 2023.  The primary reason for the decrease in revenues year over year was due to a reduction in demand for some product types.  We are continuing to make improvements in our products and have expectations for continued growth in our Munzee and Eventzee apps, and we expect to see increased demand going forward.

Cost of Sales

Cost of sales increased $22,343 to $110,916 for the three months ended June 30, 2024 from $88,573 for the three months ended June 30, 2023. Cost of sales for the six months ended June 30, 2024 of $217,181 were up $23,820 from cost of sales of $193,361 for the six months ended June 30, 2023. The increase was a mainly a result of increased server and supporting software product costs offset by a decrease in physical product costs (inventory of physical products).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $34,957 to $489,081 for the three months ended June 30, 2024 from $454,124 for the three months ended June 30, 2023. Selling, general and administrative expenses for the six months ended June 03, 2024 of $1,058,894 were up $161,901 from $896,993 for the six months ended June 30, 2023. The increase is primarily due to an increase in accounting, salary, external software developers, insurance, and travel expenses, offset by a decrease in rent, and slight decrease in marketing, general office, and postage expenses.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2024 of ($10,947) was $696 lower than other income (expense) of ($10,966) for the three months ended June 30, 2023. Total other income (expense) for the six months ended June 30, 2024 of ($21,913) was down $1,286 from ($23,199) for the six months ended June 30, 2023. Interest expense and other income (expense) remained relatively stable.

Net Income

As a result of the above, we reported net loss of ($98,368) and ($316,466) for the three and six months ended June 30, 2024 compared to net income (loss) of $25,202 and ($22,639) for the three and six months ended June 30, 2023.

Liquidity and Capital Resources

Introduction

As of June 30, 2024, we had current assets of $161,898, including cash of $123,750, and current liabilities of $1,025,496, resulting in a working capital deficit of $863,598. In addition, we had a total stockholders’ deficit of $529,862 at June 30, 2024.

During the six months ended June 30, 2024, we used net cash of $259,612. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $254,366 from operating activities for the six months ended June 30, 2024. A net loss of $316,466 and increases in accounts receivable of $2,637 and decreases in accounts payable of $14,749 were partially offset by $69,633 of non-cash expenses, decreases in prepaids of $4,895 and increases in accrued liabilities of $6,075.

By comparison, we used net cash of $5,008 from operating activities for the six months ended June 30, 2023. A net loss of $22,639 and increases in accounts receivable of $8,731 and decreases in accounts payable of $2,119 were partially offset by $23,497 of non-cash expenses, a decrease of $1,468 of prepaid expenses and increases in liabilities of $3,516.

We used no cash for investing activities during the six months ended June 30, 2024.  For the six months ended June 30, 2023, we used $130,597 for capitalized software development costs.

Financing activities used $5,246 and $5,097 for auto loan payments for the six months ended June 30, 2024 and 2023, respectively.

Notes Payable – Related Party

As of June 30, 2024, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2024. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the six month period ended June 30, 2024, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: August 14, 2024	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

