Form 10-K
period 2024-12-31
Freeze Tag, Inc.
filed 2025-03-31
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2024: $474,797 based on the closing price of $0.015 on June 28, 2024 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2025, there were 75,056,123 shares of common stock, par value $0.00001, issued and outstanding.

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

In the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, began selling merchandise to the geocaching industry, and its financial results are consolidated in our financial statements. In October 2024, the Company began shutting down Space Coast Geo Store, LLC.  Effective December 31, 2024, there are no longer any employees paid through the LLC, and the Company anticipates that the business operations of the LLC will be completely shut down by April 30, 2025.

Due to the significant increase in costs related to being a public company, our management has been exploring options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

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

Throughout 2024, we made progress on several objectives including continued development of our Munzee product offering, and the expansion of our Eventzee custom scavenger hunt platform.

Munzee Development and Live Operations

Munzee continues to be our flagship product. In 2024, several new features were added to our Munzee app including:

•	The ability to capture physical QR code munzees (referred to as “Greenies”) every day was introduced and continues to be a popular feature
•	The ability to choose between Apple Maps and Google Maps for those players who prefer using Google maps
•	Two new gameplay features included within the Daily Stroll, featuring Cappy the Unicorn & Wishing Wells were introduced. The Daily Stroll is a game of collecting stars that players can capture once per day, every day. Once stars are collected, they can be “tossed” in the Wishing Wells for other game pieces. Wishing Wells can be positioned on the Munzee map anywhere a player requests them to be placed.
•	We introduced Micro Blasts which are less expensive than regular blasts and provide a way for players to “capture” a smaller set of multiple virtual munzees at the same time.
•	Also, during the summer, we provided an automated system for organizing and building large collections of virtual munzees called CuppaZee Gardens. This project has been a huge success with over 1,200 virtual gardens created on the Munzee map since it was introduced
•	A brand new look and feel for Munzee featuring Cappy the Unicorn and a fantasy world. At the same time, we introduced the Cappy Personal and Universal munzees and a new Cappy Plushie.
•	A feature called the Munzdex which acts as a directory and information hub or catalog for all of the hundreds of types of munzees that exist in the Munzee world.
•	New munzee types called the Magical Lantern & Lightning Bugs which help onboard newer players into the game to help them get started.
•	Additional consumables released that give players special boosts, called Potions! These can be deployed on the map and captured by others in order to harness the potion powers.
•	Exciting, brand new game pieces extended gameplay featured which link the Wishing Wells called the Widdlz & Widdlz Trunk. The Widdlz have become extremely popular with players as new collectible creatures.

Munzee Backend Development

We also continued working on the server-side technology behind the Munzee mobile app. When the game was originally built, the technology options were much different than those available today. The original technology choices that were originally made did not allow for an environment that was flexible enough to expand as the game continued to grow in popularity. Consequently, we embarked on a project in starting at the end of 2021, but engaged in more heavily in 2022 to migrate the old technology to a new platform that was concluded in 2023.

As a result of these server-side changes, the Munzee platform is much more flexible and our development cycle has improved greatly, and we saw the benefit of this in our 2024 updates and new game feature releases. We also made great strides in our testing environment, building out a robust staging environment that allows us to test and tweak new features before they go live.

Eventzee Development and Expanded Customer Base

During 2024, we launched the re-designed admin interface with expanded features and benefits for our Eventzee clients. Some of these new features include

•

The ability to create their own events and experience Eventzee in a trial mode. With this capability, new Eventzee clients can experience the full suite of customization features of Eventzee without ever interacting with Eventzee personnel.

•	Access to a library of pre-made challenges.
•

Three new challenge types were developed and tested in beta phase with clients and will be launched to the rest of the Eventzee client base in 2025. These three types are the Poll Challenge, the Route Challenge and the Explore Challenge. More information on these challenges will be coming soon in a press release.

The Eventzee team also continued to add and service high profile clients including Hyatt Vacation Club, Baha Mar Luxury Resort and The Department of Agriculture for the State of New York, to name a few. Please see this link for additional references: https://eventzeeapp.com/blog/.

App for Painted Rocks Hobbyists

Because we had other development priorities with Munzee and Eventzee, our Painted Rocks App did not receive the updates we had intended but continued to experience organic growth over the course of 2024.

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

We have also announced our intention to grow through acquisition. During 2024, we continued to focus a great deal of effort on building a successful multi-state and worldwide team, developing communications, reporting, and working relationships to integrate all the Freeze Tag employees and contractors into a cohesive, thriving worldwide team, and we believe that we are seeing the benefits of those efforts.

We still feel that the time is right to build an alliance of mobile game developers who can become stronger and more successful by working together to build a company that can leverage market intelligence, development expertise and cross-promotional opportunities to achieve great results for our customers and shareholders.

During 2025 and beyond, we will continue to look for acquisition candidates and propose transactions in cases where it makes sense for both parties and will enhance the value of the company.

In the event we do enter into any such transactions in the future, such transactions will likely be accomplished through the issuance of shares of our stock and/or in connection with a strategic financial investor, and not with cash directly from us unless and until our cash position improves.

Due to the significant increase in costs related to being a public company, our management has been exploring options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

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

Our Employees

We have 8 employees, with the majority of them based in either the Tustin, California area, or the McKinney, Texas area, with several in other remote locations throughout the world. Four of these are managers, one is administrative staff, and the remaining 4 are artists, engineers, production staff, etc. We also work with several other independent contractors including artists, engineers, and designers, on an as-needed basis.

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

Risk Factors Related to the Business of the Company

As noted herein, due to the significant increase in costs related to being a public company, our management has been exploring options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation. Many of the risk factors herein related to our business assume that we continue operating in the same business segment that we are in currently.  If we were to change business operations into a different business segment then the risk factors related to that business could materially differ from the risk factors presented herein.

We have incurred losses from operations, and we may never generate substantial revenue or become profitable.

We created a net loss of $492,605 for the year ended December 31, 2024. As of December 31, 2024, we had a working capital deficit of $876,001 and a total stockholders’ deficit of $686,853. We reported net cash used by operating activities of $266,788 for the year ended December 31, 2024. Due to the significant increase in costs related to being a public company, as well as our historical losses, our management has been exploring options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

If we continue with our historical operations going forward, our ability to generate revenues from any of our games will depend on a number of factors, including our ability to satisfy consumer demand, identify appropriate commercialization strategies, and successfully market and sell our games. If we continue with our historical operations going forward, our ultimate success will depend on many factors, including factors outside of our control. We may never successfully commercialize or achieve and sustain market acceptance of any of our games, our game operations may not generate sufficient revenue to support our business, and we may never reach the level of sales and revenues necessary to achieve and sustain profitability.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

Since 2017, we have relied on cash flow from operations to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2024, was $216,590, and our projected monthly expenditures rate is approximately $160,000. For the year ended December 31, 2024, our revenues were $1,976,989.

If we continue with our historical operations going forward, our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and competing market developments. Based on our current financial situation we may have difficulty continuing our operations at their current level, or at all, if we do not receive additional financing in the near future. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings or other financing. Any equity financing would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations. We anticipate that our existing capital resources will not be adequate to satisfy our operating expenses and capital requirements for any length of time. However, this estimate of expenses and capital requirements may prove to be inaccurate.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2024 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can better fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

As of December 31, 2024 and 2023, there were 75,056,123 outstanding shares of Common Stock, no outstanding shares of Series A Preferred Stock (“Series A Preferred”), 2,480,482 shares of Series B Preferred Stock (“Series B Preferred”), and 4,355,000 shares of Series C Preferred Stock (“Series C Preferred”). Our officers and directors own a significant portion of our outstanding voting rights on any matters that may be brought before our shareholders for a vote. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Our current business depends on providing casual games and applications that consumers initially want to download to their devices and then make subsequent in-game purchases. We must invest significant resources in research and development to enhance our offering of casual games and other applications and introduce new games and other applications. Our operating results would suffer if our games and other applications are not responsive to the preferences of our customers or are not effectively brought to market.

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

If we continue in our current business, we intend to continuously develop and introduce new games and new game mechanics and features in our existing games, and other applications for use on next-generation Internet and mobile devices. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of new mobile devices. New mobile devices for which we will develop applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the manufacturer. If the mobile devices for which we are developing games and other applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

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

Due to the significant increase in costs related to being a public company, our management has been exploring options related to our business, including, possibly selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation. If we sell our current business and aquire a different business through a strategic transaction we could have new management and operate in a different business, which may not be successful.

As disclosed herein, due to the increasing costs related to being a public company, our management exploring different alternatives moving forward, including possibly selling our current business and acquiring a different business that could be in an entirely different business segment than we are in currently. If this were to occur, we would have new management and operate in a different business segment. Our new management and/or business operations may not prove to be successful and our shareholders could lose their entire investment.

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

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2024 and 2023.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2024	First Quarter	$0.03	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.01	$0.01

2023	First Quarter	$0.08	$0.01
	Second Quarter	$0.07	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.04	$0.01

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

Holders

As of December 31, 2024, there were 75,056,123 shares of our common stock outstanding held by approximately 128 holders of record of our common stock (not including those held by Cede & Co – The Depository Trust Company). Aggregate market value of the voting stock held by non-affiliates as of June 30, 2024: $474,797 based on the closing price of $0.015 of our common stock on June 28, 2024 of our common stock. The voting stock held by non-affiliates on that date consisted of 31,653,123 shares of common stock.

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

On March 20, 2006, our Board of Directors and shareholders approved the Freeze Tag, Inc. 2006 Stock Plan (the “2006 Plan”). The 2006 Plan terminated during the year ended December 31, 2016. As of December 31, 2024, there were no options outstanding to purchase shares of common stock, and no shares of common stock had been issued pursuant to stock purchase rights under the 2006 Plan.

As of December 31, 2024, we had the following options outstanding:

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

We issued no unregistered securities during the three months ended December 31, 2024

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the year ended December 31, 2024 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

In the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, began selling merchandise to the geocaching industry. In October 2024, the Company began shutting down Space Coast Geo Store, LLC.  Effective December 31, 2024, there are no longer any employees paid through the LLC, and the Company anticipates that the business operations of the LLC will be completely shut down by April 30, 2025.

Due to the significant increase in costs related to being a public company, our management has been exploring options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

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

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at December 31, 2024 and 2023.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2024 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

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

Revenues decreased $138,558 to $1,976,989 for the year ended December 31, 2024 from $2,115,547 for the year ended December 31, 2023. The decrease was a combination of slightly lower revenues from our games and the closure of our wholly owned subsidiary.

Cost of Sales

Cost of sales increased $177,060 to $605,716 for the year ended December 31, 2024 from $428,656 for the year ended December 31, 2023. The increase was a result of $92,064 of capitalized software amortization (compared to $30,688 for 2023), the impairment of capitalized software costs related to the Painted Rocks App of $92,475, as well as slight increased costs in server and backend technology particularly related to our Eventzee product. We have since been able to begin scaling back those increases in server and technology costs, and should see those reduce in 2025, but will continue to amortize the capitalized production costs in the coming years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $30,007 to $1,814,854 for the year ended December 31, 2024 from $1,844,861 for the year ended December 31, 2023. The decrease is primarily related to a decrease in payroll expenses (including contract engineering resources hired to help us finish the re-development of our updated Munzee backend and infrastructure), offset by an increase in health insurance and other insurance.

Other Income (Expense)

Total other income (expense) of ($48,224) for the year ended December 31, 2024 was up $2,828 from ($45,396) for the year ended December 31, 2023. The change was primarily driven by the loss on disposal of a vehicle related to the closure of Space Coast Geo. The remaining amounts relate to interest expense comprised primarily of imputed interest accrued for the entire year on the related party debt. For the year ended December 31, 2024, interest expense of ($46,671) was relatively consistent with prior year amounts. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution to capital.

Provision for Income Taxes

The provision for income taxes was $800 and $1,832 for the years ended December 31, 2024 and 2023, respectively.

Net Income (Loss)

As a result of the above, we reported net loss of ($492,605) and ($205,198) for the years ended December 31, 2024 and 2023, respectively. The net income in 2024 was overall due to declining revenues between 2024 and 2023 and  higher costs in 2024, including amortization of capitalized software. The net income in 2024 and 2023 both include non-cash expenses such as imputed interest.

Liquidity and Capital Resources

Introduction

As of December 31, 2024, we had current assets of $255,129, including cash of $216,590, and current liabilities of $1,131,130, resulting in a working capital deficit of $876,001. In addition, we had a total stockholders’ deficit of $686,853 on December 31, 2024.

From a financial perspective, one of our continued focuses in 2024 was to improve the backend technology related to our Munzee game, and overall technology improvements to Eventzee, which took a portion of our cash. Properly managing cash allows the company to move forward in development and growth without borrowing funds from investors or third parties. Freeze Tag management made a concentrated effort on managing cash flow during 2024 while contracting additional engineering resources to facilitate the improvement of our games.  In 2024, we reduced this spend, and will continue to focus on cash management.

During the years ended December 31, 2024 and 2023, operating activities used ($266,788) and ($165,400), respectively. Management believes that by continuing cost reductions and realizing cost efficiencies, operating cash flows will be sufficient to support our business plan. We will also continue to update and launch new components of our games to maximize revenues. As a result, we may have short-term cash needs. Therefore, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

Net cash used by operating activities was 266,788 for the year ended December 31, 2024 mainly as a result of our net loss of $492,605, increases in accounts receivable and other assets of $4,945 and decreases in liabilities of $8,802. These are partially offset by non-cash expenses totaling $233,502 and decreases in prepaids of $6,062.

By comparison, net cash used by operating activities was $165,400 for the year ended December 31, 2023 mainly as a result of our net loss of $205,198, increases in accounts receivable and prepaids of $10,069 and decreases in accounts payable and accrued expenses of $30,334. These are partially offset by non-cash expenses totaling $77,994 and increased liabilities of $2,207.

Net cash used by investing activities was $0 for the year ended December 31, 2024 and $182,133 for the year ended December 31, 2023.  The 2023 amounts were a result of capitalized software.

Net cash provided by financing activities of $100,016 was related to additional debt of $160,000 taken in the fourth quarter 2024 offset by payments on this and vehicle debt. Net cash used by financing activities for the year ended December 31, 2023 of $10,268 were a result of loan payments on our vehicle.

Notes Payable – Related Party

As of December 31, 2024, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2024. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The Company has imputed interest on these notes payable using an annual rate of 10%. This imputed interest does not represent on obligation payable in cash, but is recorded as a contribution to capital. The fixed conversion price is $0.02 per share.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEZE TAG, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freeze Tag, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeze Tag, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and consolidated cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Other Assets

As discussed in Note 2 and 6 to the financial statements, the Company has capitalized software development costs in accordance with ASC 985-20.

Auditing management’s calculation of the fair value of capitalized software can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the capitalized software. We also explained the useful lives associated with the software. We considered the current cash flows of the software as well as the Company’s historical trends.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2008.

The Woodlands, TX

March 31, 2025

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS

Current assets:
Cash	$216,590	$383,362
Accounts receivable	24,493	20,298
Prepaid expenses and other current assets	14,046	20,108
Total current assets	255,129	423,768

Property and equipment, net	-	10,875
Capitalized software, net	337,545	522,084
Other assets	1,603	853

Total assets	$594,277	$957,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$142,169	$143,842
Accrued expenses	488,322	489,639
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	113,271	10,569
Total current liabilities	1,131,130	1,031,418

Notes payable – net of current portion	150,000	152,686
Other long-term liabilities	-	5,812

Total liabilities	1,281,130	1,189,916

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 issued and outstanding at December 31, 2024 and 2023	25	25
Series C; 4,355,000 shares issued and outstanding at December 31, 2024 and 2023	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding at December 31, 2024 and 2023	751	751
Additional paid-in capital	9,366,901	9,328,813
Common stock payable	16,800	16,800
Accumulated deficit	(10,071,374)	(9,578,769)
Total stockholders’ deficit	(686,853)	(232,336)

Total liabilities and stockholders’ deficit	$594,277	$957,580

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenues	$1,976,989	$2,115,547

Operating costs and expenses:
Cost of sales	605,716	428,656
Selling, general and administrative expenses	1,814,854	1,844,861

Total operating costs and expenses	2,420,570	2,273,517

Income (loss) from operations	(443,581)	(157,970)

Other income (expense):
Loss on disposal of asset	(1,553)
Interest expense	(46,671)	(45,396)

Total other income (expense), net	(48,224)	(45,396)

Income (loss)before income taxes	(491,805)	(203,366)

Provision for income taxes	800	1,832

Net income (loss)	$(492,605)	$(205,198)

Weighted average number of common shares outstanding – basic	75,056,123	75,056,123
Weighted average number of common shares outstanding – diluted	75,056,123	75,056,123

Net loss per common share – basic and diluted	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2024 and 2023

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, December 31, 2022	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,290,829	$16,800	$(9,373,571)	$(65,122)

Imputed interest on related party debt	-	-	-	-	-	-	37,984	-	-	37,984
Net income	-	-	-	-	-	-	-	-	(205,198)	(205,198)

Balance, December 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,328,813	$16,800	$(9,578,769)	$(232,336)

Imputed interest on related party debt	-	-	-	-	-	-	38,088	-	-	38,088
Net loss	-	-	-	-	-	-	-	-	(492,605)	(492,605)

Balance, December 31, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,366,901	$16,800	$(10,071,374)	$(686,853)

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(492,605)	$(205,198)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	101,386	40,010
Imputed interest on related party debt	38,088	37,984
Loss on disposal of asset	1,553	-
Impairment loss	92,475	-
Changes in operating assets and liabilities:
Accounts receivable	(4,195)	(3,423)
Prepaid expenses and other current assets	6,062	(6,646)
Other assets	(750)
Accounts payable	(1,673)	(20,699)
Accrued expenses	(6,629)	(9,635)
Other current and noncurrent liabilities	(500)	2,207

Net cash used by operating activities	(266,788)	(165,400)

Cash flows from investing activities:
Capitalized software costs	-	(182,133)

Net cash used by investing activities	-	(182,133)

Cash flows from financing activities:
Proceeds from note payable	160,000	-
Payments on notes payable	(59,984)	(10,268)

Net cash provided (used) by financing activities	100,016	(10,268)

Net change in cash	(166,772)	(357,801)
Cash at the beginning of the year	383,362	741,163

Cash at the end of the year	$216,590	$383,362
Supplemental disclosure:
Cash paid for income taxes	$6,800	$2,300
Cash paid for interest	$5,864	$6,171

The accompanying notes are an integral part of the consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Freeze Tag, Inc. (“Freeze Tag” or the “Company”) is a leading creator of mobile location-based games for consumers and businesses. The Company also offers gaming technology and services to businesses that want to leverage mobile gaming in their marketing and branding programs.

Beginning in the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, sells merchandise to the geocaching industry. The LLC was filed with the State of Florida on September 3, 2019. In October 2024, the Company began shutting down Space Coast Geo Store, LLC.  Effective December 31, 2024, there are no longer any employees paid through the LLC, and the Company anticipates that the business operations of the LLC will be completely shut down by April 30, 2025.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. At December 31, 2024 and 2023 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company determined that no allowances for sales returns and doubtful accounts were required at December 31, 2024 and 2023.

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

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, it includes the option in the determination of the lease term and lease liability. The Company had one operating lease related to it's office space in Texas which ended in December 2021. The Company recognized $0 in operating lease costs for the years ended December 31, 2024 and 2023.

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

The Company had no stock-based compensation expense recognized in its consolidated statements of operations for the years ended December 31, 2024 and 2023 respectively.

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

For the years ended December 31, 2024 and 2023, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at December 31, 2024 and 2023.

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

Prior to a product’s release, the Company expenses, as part of Cost of sales, capitalized costs when the Company believes such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to Cost of sales based on the straight-line method.

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

                During the year ended December 31, 2024, the Company recorded an impairment of capitalized software development costs related to enhancements of our Painted Rocks App (PRA) of $92,475, due to prioritization of cash flow and workforce investments to other products. The software was deemed to be fully impaired. This amount is included in Cost of sales in the 2024 consolidated statement of operations. When the Company is in a better cash position, development and final enhancements for a full launch of PRA is anticipated. The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for year ended December 31, 2023.

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

At December 31, 2024 and 2023, the Company had $337,545 and $522,084 respectively, of net capitalized software development costs in other assets on the balance sheet. The Company recognized amortization expense of $92,064 and $30,688 in the years ended December 31, 2024 and 2023.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (ASU 2023-07), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the aforementioned guidance and it did not have a material impact on the Company’s consolidated financial statements. See “Segments” below for disclosure.

Although there were other new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2024 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $492,605 for the year ended December 31, 2024. As of December 31, 2024, the Company had a working capital deficit of $876,001 and a total stockholders’ deficit of $686,853. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SEGMENTS

The Company operates through a single reporting segment, with an investment strategy to generate current income and, to a lesser extent, operating cash flow. The Chief Operating Decision Maker (CODM), who are the Company’s chief executive officer and chief financial officer, are responsible for assessing performance and allocating resources on behalf of the Company. The CODM assesses performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income from operations. In addition to various other factors and metrics, the CODM utilizes cash from (used by) operating activities as a key metric in implementing strategic decisions and in evaluating the Company’s budget and planning. As the Company operates as a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2024	2023

Vehicle	$-	$46,609
Computer equipment	7,170	7,170
Office furniture and equipment	8,613	8,613
Total	15,783	62,392
Less accumulated depreciation and amortization	(15,783)	(51,517)

Net	$-	$10,875

Depreciation expense was $9,322 for the years ended December 31, 2024 and 2023.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

Our capitalized software costs are summarized as follows:

	December 31, 2024	December 31, 2023
Gross carrying amount	$460,297	$552,772
Accumulated amortization	(122,752)	(30,688)
Net capitalized software costs	$337,545	$522,084

Amortization expense related to capitalized software costs was $92,064 and $30,688 for the years ended December 31, 2024 and 2023, respectively, and is recorded as cost of revenue in the consolidated statements of operations.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2024:

FY25	$92,064
FY26	$92,064
FY27	$92,064
FY28	$61,353
Thereafter	$-

$337,545

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at December 31:

	2024	2023
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2025	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest bearing, maturing on December 31, 2025	186,450	186,450
Convertible note payable to Mick Donahoo, non-Interest bearing, maturing on December 31, 2025	186,450	186,450

Other:
Note payable to financial institution, secured by vehicle, interest at 2.9%, monthly payments of $901, paid in full in 2024	-	13,255
Small Business Loan, payable to financial institution, 3.75% interest, monthly payments of $731 starting in November 2022 due in 2050	150,000	150,000
Merchant loan, repayment rate of 17% of daily sales, due April 2026	113,271	-

Total notes payable	$643,096	$543,080
Less current portion	493,096	390,394

Notes payable, net of current portion	$150,000	$152,686

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2024 and 2023. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2024 and 2023. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution in capital. Imputed interest expense on notes payable – related party was $38,087 and $37,984 for the years ended December 31, 2024 and 2023.

Future maturities of notes payable as of December 31, 2024 are as follows:

2025	$493,096
2026	-
2027	-
2028	1,883
2029	3,274
Thereafter	144,843
Notes Payable	$643,096

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of December 31, 2024 and 2023. There was no common stock activity during years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of December 31, 2024 and 2023, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

Series A Preferred Stock

The Company’s Series A Preferred Stock has 1,000 shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) the shares are automatically redeemed by the Company in the event: (a) Mr. Holland is no longer an officer, director or consultant with the Company, or (b) the Company’s common stock is listed on a national exchange, if the listing rules require the shares to be eliminated; (v) no call rights by the Company; (vi) non-transferable; and (vii) the aggregate 1,000 shares have votes equal to 51% of the then-outstanding voting rights of the Company (including all common stock and any other series of preferred stock) on any matter properly brought before the Company’s stockholders for a vote. There was no Series A Preferred Stock activity during years ended December 31, 2024 and 2023.

Series B Preferred Stock

The Company’s Series B preferred stock has 2,700,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) no voting rights. The holders of the Series B preferred stock cannot convert their shares of Series B preferred stock if such conversion would cause the holder to beneficially own more than 4.99% of our then-outstanding common stock. There was no Series B Preferred Stock activity during years ended December 31, 2024 and 2023.

Series C Preferred Stock

The Company’s Series C Preferred Stock has 4,500,000 shares authorized and the following rights: (i) dividend rights equal to the Company’s common stock; (ii) no liquidation preference over the Company’s common stock; (iii) each share is convertible into 50 shares of the Company’s common stock; (iv) no redemption rights; (v) no call rights by the Company; and (vi) each shares votes on an “as converted” basis, such that each share currently has 50 votes on all matters brought before the Company’s common stockholders for a vote. There was no Series C Preferred Stock activity during years ended December 31, 2024 and 2023.

Stock Options

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of December 31, 2024 and 2023, there were no stock options outstanding under the 2006 Stock Option Plan.

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. As of December 31, 2024 and 2023, there were 7,762,821 stock options outstanding under the 2017 Stock Option Plan.

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

The Company recorded no stock-based compensation expense during the years ended December 31, 2024 and 2023. As of December 31, 2024, there is no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations.

A summary of the status of the stock options issued by the Company under both plans as of December 31, 2024, and changes during the years ended December 31, 2024 and 2023 is presented below:

Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2022	7,768,421	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2023	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2024	7,762,821	$0.024

The outstanding options are all exercisable and expire on various dates beginning in 2027 through 2029.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at December 31, 2024 and 2023. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of December 31, 2024 and 2023. See Note 7 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

In November of 2022, the Company closed its physical office space, and now maintain an executive office address in Tustin, California, at 360 E 1st Street, #450, Tustin, CA 92780, at a rate of $120 per year. During 2022, the Company leased a production office in Texas located at 201 ½ E. Virginia, Suite 8, McKinney, TX 75069.  The Company was on a one-year lease at a monthly lease payment of $600.  This lease ended December 2022. Effective, January 15, 2023, the Company closed that facility. As a result, the Company began outsourcing its physical production, and paid a month-to-month rental fee of $500 per month to store production materials.  That facility was closed at the end of 2024. The Companies’ wholly-owned subsidiary began leasing a facility in March of 2024 under a one year lease term at a rate of $791.  That lease ends March 31, 2025, and it will not be renewed. The company does still maintain an office mailing address in McKinney, Texas.

Total rent expense under all operating leases was $12,884 and $6,600 for the years ended December 31, 2024 and 2023, respectively.

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

The provision for income taxes was $800 and $1,832 for the years ended December 31, 2024 and 2023, respectively.

For Federal and California income tax purposes, the Company has net operating loss carry forwards that expire through 2037. The net operating loss as of December 31, 2024 and 2023 was $3,513,880 and $3,611,438, respectively. The Company experienced a Section 382 change of ownership in connection with the Merger in 2017, thereby subjecting net operating loss carryovers generated previously to limitations on utilization. To-date, these limitations have not had an impact on the Company’s reported income tax.

The deferred tax asset and the valuation allowance consist of the following at December 31:

	2024	2023

Deferred tax asset	$1,866,880	$1,705,443
Valuation allowance	(1,866,880)	(1,705,443)

Net	$-	$-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2024 and 2023, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

NOTE 12 – SUBSEQUENT EVENTS

Due to the significant increase in costs related to being a public company, as well as our historical losses, our management has been exploring options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2024, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in the 2013 Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2024.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, we determined that there was a control deficiency that constituted a material weakness:

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

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2024.

ITEM 9B – OTHER INFORMATION

None

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

We are not a foreign issuer and we do not have a registered public accounting firm that has a branch or office located in a foreign jurisdiction that the Public Company Accounting Oversight Board has determined cannot inspect or investigate completely.

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

Name	Age	Position

Craig Holland	64	Chief Executive Officer, Chief Creative Officer, and Director

Robert D. Vardeman, Jr.	49	President and Director

Mick Donahoo	55	Chief Operating Officer, Secretary, Chief Financial Officer, Treasurer, and Director

Robert D. Vardeman	71	Director

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

Board Meetings and Committees

During the 2024 fiscal year, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2024, 2023, and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Craig Holland	2024	164,100	-	-	-	-	-	-	164,100
CEO	2023	171,600	-	-	-	-	-	-	171,600
	2022	171,600	250	-	-	-	-	-	171,850

Robert D. Vardeman, Jr.	2024	164,100	-	-	-	-	-	-	164,100
President	2023	171,600	-	-	-	-	-	-	171,600
	2022	171,600	250	-	-	-	-	-	171,850

Mick Donahoo	2024	164,100	-	-	-	-	-	-	164,100
CFO	2023	171,600	-	-	-	-	-	-	171,600
	2022	171,600	250	-	-	-	-	-	171,850

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Holland	-	-	-	-	-	-	-

Mick Donahoo	-	-	-	-	-	-	-

Robert D. Vardeman, Jr.	-	-	-	-	-	-	-

Robert D. Vardeman	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2024:

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

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2025, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(1)

As of March 31, 2025, there were 75,056,123 shares of common stock outstanding (post reverse stock split). Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(6)

Calculated based on the total votes currently outstanding (does not include votes from shares underlying promissory notes, options or warrants). As of March 31, 2025, there was a total of 292,806,123 votes outstanding, consisting of 75,056,123 votes from common stockholders and 217,750,000 votes from Series C Preferred Stock holders.

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

(1)

As of March 31, 2025, there were 4,355,000 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible and votes at 50 to 1. Shares of Series C Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

Imputed interest expense on the related party notes payable, calculated at 10% per annum, totaled $38,088 and 37,984 for the years ended December 31, 2024 and 2023. This imputed interest does not represent an obligation payable in cash, but is recorded as a contribution to capital.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the years ended December 31, 2024 and 2023, M&K CPAS, PLLC charged us $51,735 and $49,250, respectively, in fees for professional services for the audit of our financial statements included in our annual report and for reviews of our quarterly reports.

Tax Fees

During the years ended December 31, 2024 and 2023, M&K CPAS, PLLC did not charge us for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2024 and 2023, M&K CPAS, PLLC did not charge us for any other fees.

Of the fees described above for the years ended December 31, 2024 and 2023, 100% was approved by the entire Board of Directors.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Freeze Tag, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of Freeze Tag, Inc.

3.4 (3)	Articles of Amendment to Certificate of Incorporation February 4, 2014

3.5 (7)	Articles of Amendment to Certificate of Incorporation filed on February 18, 2016

3.6 (14)	Articles of Amendment to Certificate of Incorporation filed on September 21, 2017

3.7 (14)	Form of Certificate of Designations, Preferences, Rights, and Restrictions of Series B Convertible Preferred Stock filed on October 5, 2017

3.8 (14)	Form of Certificate of Designations, Preferences, Rights, and Restrictions of Series C Convertible Preferred Stock filed on October 17, 2017

10.1 (1)	10% Convertible Promissory Note dated July 1, 2010 with The Holland Family Trust

10.2 (2)	Convertible Promissory Note (10%) dated December 20, 2013 – Accredited Investor

10.3 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Holland Family Trust

10.4 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Debt

10.5 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Craig Holland Salary

10.6 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Salary

10.7 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Mick Donahoo Debt

10.8 (2)	Convertible Promissory Note (10%) dated December 31, 2013 – Robert Cowdell

10.9 (8)	Convertible Promissory Note with an Accredited Investor dated June 25, 2014

10.10 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Holland Family Trust

10.11 (4)	Convertible Promissory Note (10%) dated September 30, 2014 – Craig Holland

10.12 (5)	Consulting and Co-Development Agreement with Gogii Games Corp. dated November 17, 2014 (Redacted Version)

10.13 (5)	Convertible Promissory Note with an accredited investor dated February 11, 2015

10.14 (5)	Master Development Agreement with TIC TOC STUDIOS, LLC dated February 18, 2015 (Redacted Version)

10.15 (6)	Convertible Promissory Note with an accredited investor dated July 28, 2015

10.16 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Craig Holland

10.17 (6)	Amendment to Convertible Promissory Note dated December 31, 2013 – Mick Donahoo

10.18 (6)	Amendment to Convertible Promissory Note with an accredited investor dated December 30, 2013

10.19 (8)	Convertible Promissory Note with an accredited investor dated April 7, 2016

10.20 (9)	License Agreement with Munzee, Inc. dated October 19, 2016

10.21 (9)	License Agreement with Paws, Incorporation dated November 1, 2016 (Redacted Version)

10.22 (10)	Amendment #1 to Convertible Promissory Note with an accredited investor dated April 7, 2016

10.23 (10)	Convertible Promissory Note with an accredited investor dated February 8, 2017

10.24 (11)	Merger Agreement with Munzee, Inc. dated July 26, 2017

10.25 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Related Parties dated July 25, 2017

10.26 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #1 and Accredited Investor #2 dated July 26, 2017

10.27 (11)	Form of Second Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #2 dated July 26, 2017

10.28 (11)	Form of Securities Exchange and Common Stock Purchase Agreement with Accredited Investor #3 dated July 26, 2017

10.29 (11)	Form of Amendment No. 1 to Promissory Note with Craig Holland and Mick Donahoo dated July 25, 2017

10.30 (11)	Amendment No. 1 to Promissory Note with Craig Holland dated July 25, 2017

10.31 (12)	Corporate Sponsorship Agreement with American Diabetes Association dated March 22, 2018

21.1(13)	Subsidiaries of Freeze Tag Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on February 4, 2014.

(3)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(7)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

(10)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2017.

(11)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on July 31, 2017.

(12)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on April 11, 2018.

(13)	Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020.

(14)	Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 14, 2024.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeze Tag, Inc.

Dated: March 31, 2025		/s/ Craig Holland
	By:	Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2025		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Chief Financial Officer, Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2025		/s/ Craig Holland
	By:	Craig Holland
	Its:	Director and Chief Executive Officer

Dated: March 31, 2025		/s/ Mick Donahoo
	By:	Mick Donahoo
	Its:	Director, Chief Financial Officer, Chief Accounting Officer

Dated: March 31, 2025		/s/ Rob Vardeman
	By:	Rob Vardeman
	Its:	Director and President

Dated: March 31, 2025		/s/ Don Vardeman
	By:	Don Vardeman
	Its:	Director

