Form 10-Q
period 2025-03-31
Freeze Tag, Inc.
filed 2025-05-15
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2025, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED MARCH 31, 2025

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

The results for the period ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 31, 2025.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash	$95,038	$216,590
Accounts receivable	20,868	24,493
Prepaid expenses and other current assets	18,640	14,046
Total current assets	134,546	255,129

Property and equipment, net	-	-

Capitalized software, net	314,529	337,545
Other assets	1,603	1,603

Total assets	$450,678	$594,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$148,016	$142,169
Accrued expenses	495,568	488,322
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	63,639	113,271
Total current liabilities	1,094,591	1,131,130

Notes payable, net of current portion	150,000	150,000
Other long-term liabilities	-	-
Total liabilities	1,244,591	1,281,130

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,376,267	9,366,901
Common stock payable	16,800	16,800
Accumulated deficit	(10,187,800)	(10,071,374)
Total stockholders’ deficit	(793,913)	(686,853)

Total liabilities and stockholders’ deficit	$450,678	$594,277

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues	$395,039	$468,946

Operating costs and expenses:
Cost of sales	100,378	106,265
Selling, general and administrative expenses	400,043	569,813

Total operating costs and expenses	500,421	676,078

Loss from operations	(105,382)	(207,132)

Other income (expense):
Interest expense, net	(13,661)	(10,966)
Other income	2,617	-

Total other expense	(11,044)	(10,966)

Net loss	$(116,426)	$(218,098)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	75,056,123

Income per common share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,328,813	$16,800	$(9,578,769)	$(232,336)
Imputed interest on related party debt	-	-	-	-	-	-	9,470	-	-	9,470
Net loss	-	-	-	-	-	-	-	-	(218,098)	(218,098)

Balance, March 31, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,338,283	$16,800	$(9,796,867)	$(440,964)

Balance, December 31, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,366,901	$16,800	$(10,071,374)	$(686,853)

Imputed interest on related party debt	-	-	-	-	-	-	9,366	-	-	9,366
Net loss	-	-	-	-	-	-	-	-	(116,426)	(116,426)

Balance, March 31, 2025	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,376,267	$16,800	$(10,187,800)	$(793,913)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(116,426)	$(218,098)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	23,016	25,346
Imputed interest expense	9,366	9,470
Changes in operating assets and liabilities:
Accounts receivable	3,625	(3,236)
Prepaid expenses and other current assets	(4,594)	4,903
Accounts payable	5,847	1,993
Accrued expenses	7,246	(4,873)
Other	-	5,356

Net used by operating activities	(71,920)	(179,139)

Cash flows from investing activities:
Capitalized software costs	-	-

Net cash used by investing activities	-	-

Cash flows from financing activities:
Payments on notes payable	(49,632)	(2,614)

Net cash used by financing activities	(49,632)	(2,614)

Net decrease in cash	(121,552)	(181,753)
Cash at the beginning of the period	216,590	383,362

Cash at the end of the period	$95,038	$201,609

Supplemental disclosure:
Cash paid for income taxes	$1,500	$1,500
Cash paid for interest expense	$1,406	$1,496

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025

(Unaudited)

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Freeze Tag, Inc. (“Freeze Tag” or the “Company”) is a leading creator of mobile location-based games for consumers and businesses. The Company also offers gaming technology and services to businesses that want to leverage mobile gaming in their marketing and branding programs.

Beginning in the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, sells merchandise to the geocaching industry. The LLC was filed with the State of Florida on September 3, 2019. In October 2024, the Company began shutting down Space Coast Geo Store, LLC. Effective December 31, 2024, there are no longer any employees paid through the LLC, and the Company has completely closed down the business operations of the LLC as of April 30, 2025.

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

The Company had no stock-based compensation expense recognized in its statements of operations for the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at March 31, 2025 and December 31, 2024.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the three months ended March 31, 2025 or 2024.

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

At March 31, 2025 and December 31, 2024, the Company had $314,529 and $337,545 respectively, of net capitalized software development costs in other assets on the balance sheet. The Company recognized $23,016 and $23,015 amortization expense in the three months ended March 31, 2025 and 2024.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2025 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $116,426 and used net cash in operations of $71,920 for the three months ended March 31, 2025. As of March 31, 2025, the Company had a working capital deficit of $960,045 and a total stockholders’ deficit of $793,913. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2025	December 31, 2024

Computer equipment	$7,170	$7,170
Office furniture and equipment	8,613	8,613
Total	15,783	15,783
Less accumulated depreciation	(15,783)	(15,783)

Net	$-	$-

Depreciation expense was $0 and $2,330 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

Our capitalized software costs are summarized as follows:

	March 31, 2025	December 31, 2024
Gross carrying amount	$460,297	$460,297
Accumulated amortization	(145,768)	(122,752)
Net capitalized software costs	$314,529	$337,545

Amortization expense related to capitalized software costs was $23,016 and $23,015 for the three months ended March 31, 2025 and 2024, respectively, and is recorded as cost of revenue in the consolidated statements of operations.

The following table presents the remaining estimated amortization of capitalized software costs as of March 31, 2025:

FY25	$69,048
FY26	$92,064
FY27	$92,064
FY28	$61,353
FY29	$-
Thereafter	$-

$314,529

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2025	December 31, 2024
Related Party:
Note payable to Craig Holland, non-interest bearing, maturing on December 31, 2025	$6,925	$6,925
Convertible note payable to Craig Holland, non- interest bearing, maturing on December 31, 2025	186,450	186,450
Convertible note payable to Mick Donahoo, non- Interest bearing, maturing on December 31, 2025	186,450	186,450

Other:
Small Business Loan, payable to financial institution, 3.75% interest, payments of $731, due in 2050	150,000	150,000
Merchant loan, repayment rate of 17% of daily sales, due April 2026	63,639	113,271

Total notes payable	$593,464	$643,096
Less current portion	443,464	493,096

Notes payable, net of current portion	$150,000	$150,000

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

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at March 31, 2025 and December 31, 2024. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of March 31, 2025 and December 31, 2024. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the three months ended March 31, 2025 and 2024, total imputed interest expense was $9,366 and $9,470; respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of March 31, 2025 are as follows:

December 31,	Amount
2025	$443,464
2026	-
2027	-
2028	1,883
2029	3,274
Thereafter	144,843
Notes Payable	$593,464

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of March 31, 2025. There was no common stock activity during the three months ended March 31, 2025 and March 31, 2024.

As of March 31, 2025 and 2024, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of March 31, 2025 and 2024, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the three months ended March 31, 2025 and March 31, 2024.

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

There was no Series C preferred stock activity during the three months ended March 31, 2025 and March 31, 2024.

Stock Options

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan adopted by our Board of Directors in March of 2006 terminated in the year ended December 31, 2016. As of March 31, 2025 and 2024, there were no stock options outstanding under the 2006 Stock Option Plan.

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. As of March 31, 2025 and 2024, there were 7,762,821 stock options outstanding under the 2017 Stock Option Plan.

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

The Company recognized $0 of stock-based compensation during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of March 31, 2025, and changes during three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2024	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2025	7,762,821	$0.024

All outstanding options are exercisable. The outstanding options expire on various dates beginning in 2027 through 2029, with a weighted average remaining contractual life of 4.4 years

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Due to the significant increase in costs related to being a public company, as well as our historical losses, our management has been exploring options related to our business. These options include, but are not limited to, selling our current business and trying to find another business, either within or outside of our current segment, to take over the public corporation.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the three months ended March 31, 2025 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this Quarterly Report on Form 10-Q and our last Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

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

In the quarter ended March 31, 2020, our wholly-owned subsidiary, Space Coast Geo Store, LLC, a Florida limited liability company, began selling merchandise to the geocaching industry. In October 2024, the Company began shutting down Space Coast Geo Store, LLC. Effective December 31, 2024, there are no longer any employees paid through the LLC, and the Company has completely closed down the business operations of the LLC as of April 30, 2025.

Due to the significant increase in costs related to being a public company, as well as our historical losses, our management has been exploring options related to our business. These options include, but are not limited to, selling our current business and trying to find another business, either within or outside of our current segment, to take over the public corporation.

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company recognized a net loss of $116,426 and used net cash of $71,920 in operations for the three months ended March 31, 2025. As of March 31, 2025, the Company had a working capital deficit of $960,045 and a total stockholders’ deficit of $793,913. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2025 and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the three months ended March 31, 2025 of $395,039 were down $73,907 from revenues of $468,946 for the three months ended March 31, 2024. The primary reason for the decrease in revenues year over year was due to a reduction in demand for some product types. We are continuing to make improvements in our products and have expectations for continued growth in our Munzee and Eventzee apps, and we expect to see increased demand going forward.

Cost of Sales

Cost of sales decreased $5,887 to $100,378 for the three months ended March 31, 2025 from $106,265 for the three months ended March 31, 2024. The decrease was a mainly a result of a decrease in server and supporting software product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $169,770 to $400,043 for the three months ended March 31, 2025 from $569,813 for the three months ended March 31, 2024. The decrease is primarily due to a decrease in travel, employee salaries due to headcount reduction, and external contractor expenses.

Other Income (Expense)

Total other expense, net for the three months ended March 31, 2025 of $11,044 was $78 higher than other expense of $10,966 for the three months ended March 31, 2024. Higher interest expense was mostly offset by other income of $2,617 received during the three months ended March 31, 2025.

Net Income

As a result of the above, we reported a net loss of $116,426 and $218,098 for the three months ended March 31, 2025 and March 31, 2024, respectively.

Liquidity and Capital Resources

Introduction

As of March 31, 2025, we had current assets of $134,546, including cash of $95,038, and current liabilities of $1,094,591, resulting in a working capital deficit of $960,045. In addition, we had a total stockholders’ deficit of $793,913 at March 31, 2025.

During the three months ended March 31, 2025, we used net cash of $121,552. Management believes that by continuing to implement cost reductions, and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $71,920 from operating activities for the three months ended March 31, 2025. A net loss of $116,426 with increases in prepaid expenses and other assets of $4,594 were partially offset by $32,382 of non-cash expenses, a decrease of $3,625 of accounts receivable and increases in accounts payable of $5,847 and accrued expenses of $7,246.

By comparison, we used net cash of $179,139 from operating activities for the three months ended March 31, 2024. A net loss of $218,098 with increases in accounts receivable of $3,236 and decreases in accrued expenses of $4,873 were partially offset by $34,816 of non-cash expenses, a decrease of $4,903 of prepaid expenses and increases in accounts payable of $1,993 and other liabilities of $5,356.

We used $0 for investing activities for the three months ended March 31, 2025 and 2024.

Financing activities used $49,632 and $2,614 for loan payments for the three months ended March 31, 2025 and 2024, respectively.

Notes Payable – Related Party

As of March 31, 2025, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2025. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable using an annual rate of 10%.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2025, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on August 16, 2010.

(2)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on February 4, 2014.

(3)	Incorporated by reference from Definitive Information Statement on Schedule 14-C filed with the Commission on December 31, 2013.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2014.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

(7)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 30, 2016.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2016.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

(10)	Incorporated by reference from Annual Report on Form 10-K filed with the Commission on March 31, 2017.

(11)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on July 31, 2017.

(12)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on April 11, 2018

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeze Tag, Inc.

Dated: May 15, 2025	By:	/s/ Craig Holland
Craig Holland
	Its:	Chief Executive Officer (Principal Executive Officer)

