Form 10-Q
period 2025-09-30
Freeze Tag, Inc.
filed 2025-11-17
CIK 1485074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐     No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 17, 2025, there were 75,056,123 shares of common stock, $0.00001 par value, issued and outstanding.

FREEZE TAG, INC.

QUARTER ENDED SEPTEMBER 30, 2025

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

The results for the period ended September 30, 2025 are not necessarily indicative of the results of operations for the full year. These condensed, consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 31, 2025.

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash	$108,201	$216,590
Accounts receivable	21,384	24,493
Prepaid expenses and other current assets	8,186	14,046
Total current assets	137,771	255,129

Property and equipment, net	-	-

Capitalized software, net	268,497	337,545
Other assets	-	1,603

Total assets	$406,268	$594,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$153,453	$142,169
Accrued expenses	451,304	488,322
Unearned royalties	7,543	7,543
Notes payable – related party, current portion	379,825	379,825
Notes payable, current portion	86,017	113,271
Total current liabilities	1,078,142	1,131,130

Notes payable, net of current portion	150,000	150,000
Other long-term liabilities	-	-
Total liabilities	1,228,142	1,281,130

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value, 25,000,000 shares authorized:
Series B; 2,480,482 shares issued and outstanding	25	25
Series C; 4,355,000 shares issued and outstanding	44	44
Common stock; $0.00001 par value, 800,000,000 shares authorized, 75,056,123 shares issued and outstanding	751	751
Additional paid-in capital	9,395,311	9,366,901
Common stock payable	16,800	16,800
Accumulated deficit	(10,234,805)	(10,071,374)
Total stockholders’ deficit	(821,874)	(686,853)

Total liabilities and stockholders’ deficit	$406,268	$594,277

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2025	2024	2025	2024

Revenues	$434,516	$532,637	$1,278,743	$1,514,159

Operating costs and expenses:
Cost of sales	94,085	112,425	295,277	329,606
Selling, general, and administrative expenses	368,878	447,175	1,135,965	1,506,069

Total operating costs and expenses	462,963	559,600	1,431,242	1,835,675

Loss from operations	(28,447)	(26,963)	(152,499)	(321,516)

Other income (expense):
Interest expense, net	(20,160)	(11,032)	(42,622)	(32,945)
Other income	24,063	-	31,690	-

Total other expense	3,903	(11,032)	(10,932)	(32,945)

Net loss	$(24,554)	$(37,995)	$(163,431)	$(354,461)

Weighted average number of common shares outstanding - basic	75,056,123	75,056,123	75,056,123	75,056,123
Weighted average number of common shares outstanding - diluted	75,056,123	75,056,123	75,056,123	75,056,123

Income per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Total

Balance, December 31, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,366,901	$16,800	$(10,071,374)	$(686,853)
Imputed interest on related party debt	-	-	-	-	-	-	9,366	-	-	9,366
Net loss	-	-	-	-	-	-	-	-	(116,426)	(116,426)

Balance, March 31, 2025	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,376,267	$16,800	$(10,187,800)	$(793,913)
Imputed interest on related party debt	-	-	-	-	-	-	9,470	-	-	9,470
Net loss	-	-	-	-	-	-	-	-	(22,451)	(22,451)
Balance, June 30, 2025	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,385,737	$16,800	$(10,210,251)	$(806,894)
Imputed interest on related party debt	-	-	-	-	-	-	9,574	-	-	9,574
Net loss	-	-	-	-	-	-	-	-	(24,554)	(24,554)

Balance, Sept 30, 2025	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,395,311	$16,800	$(10,234,805)	$(821,874)

Balance, December 31, 2023	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,328,813	$16,800	$(9,578,769)	$(232,336)
Imputed interest on related party debt	-	-	-	-	-	-	9,470	-	-	9,470
Net loss	-	-	-	-	-	-	-	-	(218,098)	(218,098)

Balance, March 31, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,338,283	$16,800	$(9,796,867)	$(440,964)
Imputed interest on related party debt	-	-	-	-	-	-	9,470	-	-	9,470
Net loss	-	-	-	-	-	-	-	-	(98,368)	(98,368)

Balance, June 30, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,347,753	$16,800	$(9,895,235)	$(529,862)

Imputed interest on related party debt							9,574			9,574
Net loss									(37,995)	(37,995)

Balance, September 30, 2024	2,480,482	$25	4,355,000	$44	75,056,123	$751	$9,357,327	$16,800	$(9,933,230)	$(558,283)

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(163,431)	$(354,461)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	69,048	76,039
Imputed interest expense	28,410	28,514
Impairment loss	2,353	-
Changes in operating assets and liabilities:
Accounts receivable	3,109	(103)
Prepaid expenses and other current assets	5,860	1,850
Other assets	(750)	(750)
Accounts payable	11,284	6,668
Accrued expenses	(37,018)	6,850
Other	-	(500)

Net used by operating activities	(81,135)	(235,893)

Cash flows from investing activities:
Capitalized software costs	-	-

Net cash from investing activities	-	-

Cash flows from financing activities:
Proceeds from loan
Payments on notes payable	(27,254)	(7,899)

Net cash used by financing activities	(27,254)	(7,899)

Net decrease in cash	(108,389)	(243,792)
Cash at the beginning of the period	216,590	383,362

Cash at the end of the period	$108,201	$139,570

Supplemental disclosure:
Cash paid for income taxes	$8,531	$1,500
Cash paid for interest expense	$5,512	$1,458

The accompanying notes are an integral part of the condensed consolidated financial statements

FREEZE TAG, INC.

(A DELAWARE CORPORATION)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended Sept 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and these differences may be material.

Revenue Recognition

The Company’s revenues are derived primarily from licensing software products in the form of mobile games for smartphone and tablet platforms. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful life of the related asset as follows:

Vehicle	5 years
Computer equipment	5 years
Office furniture and equipment	7 years

Maintenance and repairs are charged to expenses as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts, and the resulting gain or loss, if any, will be reflected in operations.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base, and non-compete agreements acquired in 2017, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

Income Taxes

We account for income taxes using ASC Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC Topic 740 includes accounting guidance that clarifies the accounting for the uncertainty in recognizing income taxes in an organization by providing detailed guidance for financial statement recognition, measurement, and disclosure involving uncertain tax positions. This guidance requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of the related guidance and in subsequent periods.

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

The Company had no stock-based compensation expense recognized in its statements of operations for the nine months ended September 30, 2025, and 2024.

Earnings per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the weighted average common stock equivalents arising from the exercise of stock options, warrants, convertible preferred stock, and other rights during the period.

For the nine months ended Sept 30, 2025, and 2024, the diluted weighted average number of shares is the same as the basic weighted average number of shares, as the inclusion of any common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at September 30, 2025, and December 31, 2024.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers and artists. The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed as found in ASC Subtopic 985-20. On a case-by-case basis, certain software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. The technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products with proven game engine technology, this may occur early in the development cycle.

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

Before a product’s release, the Company expenses, as part of “Cost of Sales—Product Development,” capitalized costs when the Company believes such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to “Cost of Sales—Product Development” based on the straight-line method.

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

The Company had no impairment expense, related to capitalized software development costs, recognized in the Company’s statements of operations for the nine months ended September 30, 2025, or 2024.

Based on the previous trends in the Company’s business, management has determined that the expected shelf life of the majority of a game’s revenue will be realized over a three to five-year period and will expense capitalized production costs from the date of the initial release, or first sale of the product for a specific technology platform. It is possible that the same game developed on different technology platforms (such as PC and Mac, or iOS and Android) would be launched on different release dates because product development cycles may differ, and distribution partner release policies may differ.

As of September 30, 2025, and December 31, 2024, the Company had $268,497 and $337,545, respectively, of net capitalized software development costs in other assets on the balance sheet. The Company recognized $69,048 and $69,048 amortization expense in the nine months ended September 30, 2025, and 2024.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2025 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $163,431 and used net cash in operations of $81,135 for the nine months ended September 30, 2025. As of September 30, 2025, the Company had a working capital deficit of $940,371 and a total stockholders’ deficit of $821,874. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that by continuing to implement cost reductions and by increasing revenue from updated product lines, operating cash flows will be sufficient to support the Company’s business plan. However, management is currently evaluating alternative financing sources to fund the Company’s current business plan, should cash provided by operations be insufficient.

The Company’s ability to continue as a going concern depends on successfully executing its plans to achieve a sustainable level of operations. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

NOTE 4 – SEGMENTS

The Company operates through a single reporting segment, with an investment strategy to generate current income and, to a lesser extent, operating cash flow. The Chief Operating Decision Maker (CODM), who are the Company’s chief executive officer and chief financial officer, are responsible for assessing performance and allocating resources on behalf of the Company. The CODM assesses performance and makes operating decisions of the Company on a consolidated basis, primarily based on the Company’s net income from operations. In addition to various other factors and metrics, the CODM utilizes cash from (used by) operating activities as a key metric in implementing strategic decisions and in evaluating the Company’s budget and planning. As the Company operates as a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets,” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	Sept 30, 2025	December 31, 2024

Computer equipment	$7,170	$7,170
Office furniture and equipment	8,613	8,613
Total	15,783	15,783
Less accumulated depreciation	(15,783)	(15,783)

Net	$-	$-

Depreciation expense was $0 and $4,661 for the nine months ended September 30, 2025, and 2024, respectively.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

Our capitalized software costs are summarized as follows:

	Sept 30, 2025	December 31, 2024
Gross carrying amount	$460,297	$460,297
Accumulated amortization	(191,800)	(122,752)
Net capitalized software costs	$268,497	$337,545

Amortization expense related to capitalized software costs was $69,048 and $69,048 for the nine months ended September 30, 2025, and 2024, respectively, and is recorded as cost of revenue in the consolidated statements of operations.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2025:

FY25	$23,016
FY26	$92,064
FY27	$92,064
FY28	$61,353
FY29	$-
Thereafter	$-

$268,497

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	Sept 30, 2025	December 31, 2024
Related Party:
Note payable to Craig Holland, non-interest-bearing, maturing on December 31, 2025	$6,925	$6,925
Convertible note payable to Craig Holland, non-interest-bearing, maturing on December 31, 2025	186,450	186,450
Convertible note payable to Mick Donahoo, non-interest-bearing, maturing on December 31, 2025	186,450	186,450

Other:
Small Business Loan, payable to financial institution, 3.75% interest, payments of $731, due in 2050	150,000	150,000
Merchant loan, repayment rate of 11.5% of daily sales, due Feb 2027	86,017	113,271

Total notes payable	$616,629	$643,096
Less current portion	466,629	493,096

Notes payable, net of current portion	$150,000	$150,000

On May 18, 2020, the Company received an additional U.S. Small Business Administration Loan (SBA Loan) in the amount of $150,000 to alleviate continued economic injury caused the COVID-19 crisis. The SBA Loan has a fixed interest rate of 3.75% and matures in thirty years from the date of the loan. Payments were scheduled to begin twelve months from the effective date in a fixed amount of $731 per month. All payments will be applied to accumulated interest first.  The accrued interest balance was $8,362.40 as of Sept 30th, 2025. The Company's general assets secure this loan. The SBA Loan has since indicated that the first payments are not required to begin until 30 months from the date of the note.

The Company had a note payable to Craig Holland, its Chief Executive Officer, with a balance of $6,925 at September 30, 2025 and December 31, 2024. The Company also had convertible notes payable to Mr. Holland and Mick Donahoo, its Chief Financial Officer, with a total balance of $372,900 as of September 30, 2025 and December 31, 2024. Messrs. Holland and Donahoo have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of common stock of the Company. The fixed conversion price is $0.02 per share.

The Company has imputed interest expense on the notes payable – related party using an annual rate of 10%. During the nine months ended September 30, 2025, and 2024, total imputed interest expense was $28,410 and $28,514, respectively, which was recorded to additional paid-in capital.

Future maturities of notes payable as of September 30, 2025, are as follows:

December 31,	Amount
2025	$466,629
2026	$0
2027	$0
2028	1,883
2029	3,274
Thereafter	145,638
Notes Payable	$626,222

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 800,000,000 shares of its $0.00001 par value common stock and had 75,056,123 common shares issued and outstanding as of September 30, 2025. There was no common stock activity during the nine months ended September 30, 2025, and September 30, 2024.

As of Sept 30, 2025 and 2024, the Company had common stock payable of $16,800 resulting from a technology transfer agreement with an unrelated party that obligated the Company to issue a total of 960 shares of its common stock, payable in 8 quarterly installments of 120 shares.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of its $0.00001 par value preferred stock. The shares of preferred stock may be issued from time to time in one or more series. As of September 30, 2025 and 2024, there were 2,480,482 shares of Series B preferred stock and 4,355,000 shares of Series C preferred stock issued and outstanding.

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

There was no Series B preferred stock activity during the nine months ended Sept 30, 2025 and Sept 30, 2024.

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

There was no Series C preferred stock activity during the nine months ended September 30, 2025 and September 30, 2024.

Stock Options

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan, adopted by our Board of Directors in March of 2006, terminated in the year ended December 31, 2016. As of September 30, 2025, and 2024, there were no stock options outstanding under the 2006 Stock Option Plan.

2017 Non-Qualified Stock Option Plan

On December 4, 2017, our Board of Directors approved the Freeze Tag, Inc. 2017 Non-Qualified Stock Option Plan (the “Plan”). Under the Plan, our Board of Directors may issue options to purchase up to an aggregate of 10,000,000 shares of common stock to individuals, including, but not limited to, our Board of Directors and/or our executive management. As of September 30, 2025 and 2024, there were 7,762,821 stock options outstanding under the 2017 Stock Option Plan.

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

The Company recognized $0 of stock-based compensation during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, there is no future compensation cost related to non-vested stock options not yet recognized in the statements of operations.

A summary of the status of the stock options issued by the Company under both plans as of September 30, 2025, and changes during September months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2024	7,762,821	$0.024

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2025	7,762,821	$0.024

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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Freeze Tag, Inc. (“Freeze Tag” or the “Company”) for the nine months ended September 30, 2025 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this Quarterly Report on Form 10-Q and our last Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: distributors not accepting our games; price reductions; unforeseen delays in game production; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As shown in the accompanying condensed consolidated financial statements, the Company recognized a net loss of $163,431 and used net cash of $81,135 in operations for the nine months ended September 30, 2025. As of September 30, 2025, the Company had a working capital deficit of $940,369 and a total stockholders’ deficit of $821,875. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that by continuing to implement cost reductions and by increasing revenue from updated product lines, operating cash flows will be sufficient to support the Company’s business plan. However, management is currently evaluating alternative financing sources to fund the Company’s current business plan should cash provided by operations be insufficient.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2025, and through the date of filing of this report, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

Results of Operations

Revenues

Our revenues for the nine months ended September 30, 2025 of $1,278,744 were down $235,415 from revenues of $1,514,159 for the nine months ended September 30, 2024. The primary reason for the year-over-year decrease in revenues was a reduction in demand for some product types. We are continuing to improve our products and expect continued growth in our Munzee and Eventzee apps, with increased demand going forward.

Cost of Sales

Cost of sales decreased $34,329 to $295,277 for the nine months ended September 30, 2025, from $329,606 for the nine months ended September 30, 2024. The decrease was mainly due to lower server and supporting software product costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $77,071 to $1,135,965 for the nine months ended September 30, 2025, from $1,058,894 for the nine months ended September 30, 2024. The decrease is primarily due to a decrease in travel, employee salaries due to headcount reduction, and external contractor expenses.

Other Income (Expense)

Total other expense, net for the nine months ended September 30, 2025 of $10,933 was $22,012 lower than other expense of $42,623 for the nine months ended September 30, 2024. Higher interest expense was mostly offset by other income of $32,945 received during the nine months ended September 30, 2025.  Other income also included a prior 2020 loan that later became a grant and was recognized in the third quarter.

Net Income

As a result of the above, we reported a net loss of $163,431 and $354,461 for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Liquidity and Capital Resources

Introduction

As of September 30, 2025, we had current assets of $137,771, including cash of $108,201, and current liabilities of $1,078,142, resulting in a working capital deficit of $940,371. In addition, we had a total stockholders’ deficit of $821,874 at September 30, 2025.

During the nine months ended September 30, 2025, we used net cash of $108,389. Management believes that by continuing to implement cost reductions and by increasing revenue from updated product lines, operating cash flows will be sufficient to support our business plan. However, management is currently evaluating alternative financing sources to fund our current business plan should cash provided by operations be insufficient. There can be no assurance that we will be successful in these efforts.

Sources and Uses of Cash

We used net cash of $81,135 from operating activities for the nine months ended September 30, 2025. A net loss of $163,431 was offset by decreases in prepaid expenses, accounts receivable, plus an increase in accounts payable of $20,253, plus $99,811 of non-cash expenses.

By comparison, we used net cash of $235,893 from operating activities for the nine months ending September 30, 2024. A net loss of $354,461 was offset by an increase in accounts payable and accrued expenses, plus a decrease in Prepaid expenses of $15,368, and $104,553 of non-cash expenses.

              We used no cash for investing activities for the nine months ended September 30, 2025 and 2024.

Financing activities used $27,254 and $7,899 for loan payments for the nine months ended September 30, 2025, and 2024, respectively.

Notes Payable – Related Party

As of September 30, 2025, our related party debt was comprised of notes payable totaling $379,825 to Craig Holland, our Chief Executive Officer, and Mick Donahoo, our Chief Financial Officer. These notes are non-interest bearing and mature on December 31, 2025. Of this related party indebtedness, there are two convertible notes payable of $186,450 to each of Messrs. Holland and Donahoo, who have the right, at any time, at their election, to convert all or part of the amount due into shares of fully paid and non-assessable shares of our common stock. The fixed conversion price is $0.02 per share. We have imputed interest on these notes payable at an annual rate of 10%, offset by an increase in additional paid-in capital.  However, no further shares are distributed or owed to the related parties.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the nine month period ended September 30, 2025, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Freeze Tag, Inc.

Dated: November 17, 2025	By:	/s/ Robert Vardeman, Jr.
Robert Vardeman, Jr.
	Its:	President and Director (Principal Executive Officer)

